Form 10-K
period 1993-12-31
PACIFIC TELESIS GROUP
filed 1994-03-30
CIK 732716

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                            ----------------------
                  For The Fiscal Year Ended December 31, 1993
                                      or
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-8609

                             PACIFIC TELESIS GROUP

A Nevada Corporation                         I.R.S. Employer Number 94-2919931

              130 Kearny Street, San Francisco, California 94108

                     Telephone - Area Code (415) 394-3000
                             --------------------

Securities registered pursuant to Section 12(b) of the Act:

         (Title of Each Class)             (Name of Each Exchange on which
     Common Stock, $.10 Par Value                    Registered)
                 with                          New York Stock Exchange
    Preferred Stock Purchase Rights            Pacific Stock Exchange
                                               Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | X |

Based on the composite closing sales price on February 28, 1994, the aggregate market value of all voting stock held by nonaffiliates was $23,108,000,000.

At February 28, 1994, 424,000,000 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Pacific Telesis Group's 1994 Proxy Statement, including Pacific Telesis Group's 1993 Consolidated Financial Statements, are incorporated by reference in Parts I, II and III hereof.

                               TABLE OF CONTENTS

                                    PART I

                                  Description
                                  -----------
Item                                                                   Page
- ----                                                                   ----

  1.   Business .....................................................    3

  2.   Properties ...................................................   28

  3.   Legal Proceedings ............................................   28

  4.   Submission of Matters to a Vote of Security Holders ..........   29

                                    PART II

                                  Description
                                  -----------

  5.   Market for Registrant's Common Equity and Related Stockholder
       Matters ......................................................   29

  6.   Selected Financial Data ......................................   31

  7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations ....................................   31

  8.   Financial Statements and Supplementary Data ..................   32

  9.   Changes in and Disagreements on Accounting and Financial
       Disclosure ...................................................   32

                                   PART III

                                  Description
                                  -----------

 10.   Directors and Executive Officers of Registrant ...............   33

 11.   Executive Compensation .......................................   33

 12.   Security Ownership of Certain Beneficial Owners and Management   33

 13.   Certain Relationships and Related Transactions ...............   33

                                    PART IV

                                  Description
                                  -----------

 14.   Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K ..................................................   34

                                    PART I

Item 1. Business.

GENERAL

Pacific Telesis Group (the "Corporation") was incorporated in 1983 under the laws of the State of Nevada and has its principal executive offices at 130 Kearny Street, San Francisco, California 94108 (telephone number (415) 394-3000).

The Corporation is one of seven regional holding companies ("RHCs") formed in connection with the 1984 divestiture by American Telephone and Telegraph Company ("AT&T") of its 22 wholly owned operating telephone companies ("BOCs") pursuant to a consent decree settling antitrust litigation (the "Consent Decree") approved by the United States District Court for the District of Columbia (the "Court"), which has retained jurisdiction over the interpreta-tion and enforcement of the Consent Decree.

Under the terms of the Consent Decree, all territory served by the BOCs was divided into geographical areas called "Local Access and Transport Areas" ("LATAs", also referred to as "service areas"). The Consent Decree generally prohibits BOCs and their affiliates* from providing communications services that cross service area boundaries; however, the networks of the BOCs interconnect with carriers that provide such services (commonly referred to as "interexchange carriers").

The Corporation includes a holding company, Pacific Telesis; two BOCs, Pacific Bell and Nevada Bell (the "Telephone Companies"); and certain diversified subsidiaries, all described more fully below. The holding company provides financial, strategic planning, legal and general administrative functions on its own behalf and on behalf of its subsidiaries.

THE TELEPHONE COMPANIES AND LINE OF BUSINESS RESTRICTIONS

Pacific Bell and its wholly-owned subsidiaries, Pacific Bell Directory and Pacific Bell Information Services, and Nevada Bell provide a variety of communications services in California and Nevada. These services include:
(1) dial tone and usage services, including local service (both exchange and private line), message toll services within a service area, Wide Area Toll Service (WATS)/800 services, Centrex service (a central office-based switching service) and various special and custom calling services; (2) exchange access to interexchange carriers and information service providers for the origination and termination of switched and non-switched (private line) voice and data traffic; (3) billing services for interexchange carriers and information service providers; (4) various operator services; (5) installation and maintenance of customer premises wiring; (6) public communications services (including service for coin telephones); (7) directory publishing; and (8) selected information services, such as voice mail and electronic mail (See also "Pacific Bell Information Services," below). Efforts to develop additional advanced services are described below.

- -------------------

* The terms of the Consent Decree, with certain exceptions, apply generally to all the BOCs and their affiliates.

The Consent Decree provides that the RHCs shall not engage in certain lines of business. The principal restrictions initially prohibited the provision of interexchange telecommunications, information services and telecommunications equipment. As described below, the information services prohibition was lifted in 1991. The telecommunications businesses permitted by the Consent Decree include the provision of exchange telecommunications* and exchange access services, customer premises equipment ("CPE") and printed directory advertising. The RHCs are prohibited from manufacturing telecommunications equipment and CPE. On December 3, 1987, the Court interpreted the manufacturing restriction to mean that the RHCs are prohibited from designing and developing telecommunications equipment and CPE as well as from fabricating them. The Consent Decree provides that the Court may waive the line of business restrictions (i.e., grant a "Waiver") upon a showing that there is no substantial possibility that the RHCs could use their monopoly power to impede competition in the market they seek to enter. The Court has placed certain conditions on the Waivers it has granted and may do so again on future Waivers.

In May 1993, the U.S. Court of Appeals for the District of Columbia affirmed the Court's removal of the ban on the provision of information services by the Corporation. The removal of this ban in July 1991 allowed the Telephone Companies to offer a variety of new information services, subject to regulatory approvals, such as enhanced voice mail and electronic yellow pages. In November 1993, the U.S. Supreme Court declined to review the Appeals Court decision.

In November 1993, legislation was introduced in Congress that would simplify the procedures under which BOCs seek relief from provisions of the Consent Decree that prohibit the Telephone Companies from manufacturing telephone equipment or providing long-distance service. The legislation would set conditions and establish waiting periods of up to five years before the RHCs could seek authority to enter all aspects of these businesses. One of the bills would also impose stringent separate subsidiary requirements on RHC electronic publishing ventures.


SPIN-OFF OF THE CORPORATION'S WIRELESS OPERATIONS

In December 1992, Pacific Telesis' Board of Directors approved a plan to spin off the Corporation's wireless operations. In connection with the separation, AirTouch Communications ("AirTouch"), formerly PacTel Corporation, completed an initial public offering of common stock in December 1993.

The Corporation will spin off AirTouch and its domestic and international wireless operations as a separate entity. These wireless operations principally include cellular, paging, radiolocation and other wireless telecommunications services in the United States, Europe and Asia. (See "AirTouch Communications," below.) The Corporation will continue to own the Telephone Companies, Pacific Bell's directory publishing and information services subsidiaries, and several smaller diversified entities, including real estate assets.

- -------------------
* "Exchange telecommunications" includes toll or long-distance services within a service area as well as local service.

In February 1993, the California Public Utilities Commission ("CPUC") instituted an investigation of the proposed spin-off of the Corporation's wireless businesses for the purpose of assessing any effects it might have on telephone customers of Pacific Bell and regulated cellular and paging firms in California. On November 2, 1993, the CPUC adopted a decision permitting the spin-off to proceed. The CPUC further ordered a refund by the Corporation of approximately $50 million (including interest) of cellular pre-operational and development expenses. Further proceedings will determine how the refund will be disbursed. The CPUC decision was effective immediately. The Public
Services Commission of  Nevada (the  "PSCN") approved the  spin-off in  August
1993.

Two parties to the CPUC investigation filed Applications for Rehearing by the CPUC of its treatment of the claims for compensation owed to Pacific Bell customers. The CPUC's Division of Ratepayer Advocates filed a Petition for Modification of the CPUC's decision. In March 1994 the CPUC denied these requests. One of these parties further stated that if it were unsuccessful with the CPUC it would seek review by the California Supreme Court. In the event the California Supreme Court were to review and reverse the CPUC's decision, no assurance can be given that the CPUC might not reach a new decision materially less favorable to the Corporation or AirTouch with respect to the compensation issues. In addition, a substantial period of time could elapse before final resolution of these issues should a review be granted. The Corporation believes that the California Supreme Court will deny a review.

On March 10, 1994, the Board gave final approval to the spinoff of AirTouch. The spin-off will be effected April 1, 1994. The remaining 86 percent of AirTouch's common shares currently owned by the Corporation will be distributed to the Corporation's shareowners of record on March 21, 1994 in proportion to their shares in the Corporation. The distribution has been ruled as qualifying as a tax-free transaction to shareowners by the Internal Revenue Service. The distribution will be accounted for as a stock dividend by the Corporation when made.

Upon  the spin-off  of AirTouch,  the Corporation  and  AirTouch will  have no common directors, officers or employees. Philip J. Quigley will become Chairman and Chief Executive Officer of the Corporation and will remain as President and Chief Executive Officer of Pacific Bell. Sam Ginn, currently Chairman and Chief Executive Officer of the Corporation, will leave Pacific Telesis Group but will continue as Chairman and Chief Executive Officer of AirTouch. C. Lee Cox, currently Group President of the PacTel Companies, will also leave Pacific Telesis Group and will continue as President and Chief Operating Officer of AirTouch.

The Corporation and AirTouch have entered into a separation agreement that provides for the disengagement of the two corporations' affairs in an orderly manner and their complete separation after the spin-off. For example, the agreement provides for the allocation of procedural and financial responsibility with respect to contingent liabilities that become certain after the spin-off and for the exchange of information necessary for governmental reporting requirements.

Pacific Bell Directory

Pacific Bell Directory ("Directory") is a publisher of the Pacific Bell SMART Yellow Pages(R). Directory is the oldest and largest publisher of directory information products in California and is among the largest Yellow Pages publishers in the United States. Directory has enhanced the content, organization and visual appeal of the local information in its directories and improved other features to make the SMART Yellow Pages even more helpful and easier to use. Most recently, a "Government Officials" section was added that contains the names, address, telephone numbers and photographs of elected officials, along with a map identifying congressional and state representative boundaries. An audiotext feature called "Local Talk" is planned for 60 markets statewide by the end of 1994. In addition, government, business and residential listings have been divided into separate sections in the White Pages for faster accessibility, with colored tabs on the outer edges of the pages identifying each section. As part of its ongoing small business advocacy efforts, Directory also produces Small Business Success in partnership with the U.S. Small Business Administration. Small Business Success is an annual publication now in its seventh year that addresses subjects of critical importance to entrepreneurs.

Pacific Bell Information Services

Effective January 1, 1993, Pacific Bell transferred its Information Services Group to Pacific Bell Information Services ("PBIS"). PBIS provides business and residential voice mail and other selected information services. Current products include The Message Center for home use, Pacific Bell Voice Mail for businesses, and Pacific Bell Call Management, a service that routes incoming business calls and connects computer data bases to answer routine customer questions. (See page F-23 of 1994 Proxy Statement* for discussion of CPUC proceeding concerning PBIS.)


- -------------------

  * All references herein to the 1994 Proxy Statement shall be deemed to incorporate the specific pages or notes into the section of this Form 10-K where the reference appears.

OTHER SUBSIDIARIES AND TELESIS FOUNDATION

PacTel Finance, formerly a subsidiary of AirTouch, is now directly owned by the Corporation. Among subsidiaries held by PacTel Finance are PacTel Cable and CalFront Associates (formerly PacTel Properties).

PacTel Cable has sold all of its wholly-owned subsidiaries which owned cable franchises in the United Kingdom. The final sales were made to a subsidiary of Jones InterCable, Inc. in January 1994. PacTel Cable retains options to purchase from TC Cable, Inc. up to a 75 percent interest in Prime Cable of Chicago, Inc., which acquired certain Chicago cable television properties in June 1990 for $213 million. Under the terms of the current agreements, PacTel Cable would be required to exercise its minority option (for 18.8 percent ownership) if it receives the necessary regulatory approvals, including a Waiver to provide interLATA services. If PacTel Cable does not obtain the necessary regulatory approvals, it will be prohibited from exercising this option but it has guaranteed TC Cable a minimum price for a sale to another party. (See discussion of related loan guarantees on page F-57 in Note L to the Consolidated Financial Statements contained in the 1994 Proxy Statement.) PacTel Cable's majority option (for 56.2 percent ownership) is exercisable at its sole discretion.

CalFront Associates holds a portfolio of real estate assets which the Corporation plans to sell over the next three to five years. As of December 31, 1993, the balance of the reserves taken for real estate losses totaled $338 million. (See discussion of restructuring reserve on page F-13 of the 1994 Proxy Statement.)

PacTel Capital Resources ("PTCR") was formed to provide funding for the former PacTel Corporation and its subsidiaries, primarily through the sale of debt securities in the United States and other markets. PTCR has issued commercial paper and medium-term notes guaranteed by the Corporation from time to time since 1987. In the future, PTCR may also provide funding or issue guarantees and other forms of financial support for its other affiliates.

PacTel Capital Funding ("PTCF") was formed to provide funding for the former PacTel Corporation and its subsidiaries and third parties engaged in business with those companies, primarily through the nonpublic sale of debt securities. In the future, PTCF may provide funding or issue guarantees and other forms of financial support for its other affiliates and third parties.

PacTel Re Insurance Company, Inc. reinsures policies of outside insurance companies covering workers' compensation, general liability and auto liability exposures of the Corporation and its subsidiaries and affiliates. The subsidiary also issues policies of property insurance directly to the Corporation's subsidiaries and engages in property reinsurance transactions in insurance markets worldwide.

Pacific Telesis Group - Washington represents the Corporation's interests in Washington, D.C. before the three branches of the federal government. It also acts as a liaison with other telecommunications companies, trade associations and a wide variety of interest groups.

Telesis Foundation, a private foundation organized under section 501(c)(3) of the Internal Revenue Code, makes grants in the areas of education, health and welfare, cultural, community and civic activities. Telesis Foundation is a newly formed foundation, replacing Pacific Telesis Foundation. Pacific Telesis Foundation is being terminated and its assets distributed to two new foundations, Telesis Foundation and PacTel Foundation. As of December 31, 1993, Pacific Telesis Foundation had total assets with an estimated market value of $68 million.


RESEARCH AND DEVELOPMENT

Bell Communications Research, Inc. ("Bellcore") furnishes the BOCs, including the Telephone Companies, with technical and consulting assistance to support their provision of exchange telecommunications and exchange access services. Each of the other six RHCs or their BOCs, including Pacific Bell, holds one-seventh of the voting stock of Bellcore, which serves as a central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government. In addition, the Corporation conducts research and development through Pacific Bell and through Telesis Technologies Laboratory, Inc., a wholly-owned subsidiary of the Corporation. The Corporation, excluding spin-off operations, spent approximately $30 million, $30 million and $31 million in 1993, 1992 and 1991, respectively, on research and development activities.


FINANCING ACTIVITIES OF THE CORPORATION

In 1993, the Corporation redeemed $2.62 billion and issued $2.65 billion of long-term debt. As of December 31, 1993, Pacific Bell had remaining authority to issue up to $1.25 billion in long- and intermediate-term debt pursuant to a CPUC order issued in September 1993. As of December 31, 1993, Pacific Bell had authority to issue up to $650 million in long- and intermediate-term debt through a shelf registration statement on file with the Securities and Exchange Commission (the "SEC"). Proceeds from debt issuances in 1993 and future issuances will be used to refund maturing debt and to refinance other debt issues. Effective April 23, 1993, AT&T redeemed $300 million in long-term debt for which Pacific Bell was a secondary obligor. This debt was assumed by AT&T at divestiture.

Pursuant to a shelf registration on file with the SEC, PTCR has authority to issue up to $192 million of medium-term notes, guaranteed by the Corporation as to payment of principal and interest.

The following are bond and commercial paper ratings for the Corporation and its subsidiaries:
                                                          |   Long- and
                                                          |Intermediate-Term
                                   Commercial Paper       |      Debt
- ----------------------------------------------------------|-----------------
                                 Pacific                  |
                                 Telesis          Pacific |         Pacific
                                  Group    PTCR     Bell  |  PTCR     Bell
- ----------------------------------------------------------|-----------------
Moody's Investors Service, Inc. Prime-1  Prime-1  Prime-1 |    A1      Aa3
Standard & Poor's Corporation     A-1      A-1      A-1+  |    A+      AA-
Duff and Phelps, Inc.              -        -     Duff 1+ |     -      AA
- -----------------------------------------------------------------------------

Pacific Bell and PTCR are the only subsidiaries of the Corporation with any long- or intermediate-term publicly held debt issues outstanding as of December 31, 1993. The holding company itself has no publicly held debt issues outstanding.

No recapitalization of Pacific Bell is planned as a result of the Corporation's spin-off of AirTouch. After the announcement of the Board's decision in December 1992 to spin off AirTouch and its wireless operations, Duff and Phelps, Inc. ("D&P") reaffirmed its rating of Pacific Bell's debt. Standard & Poor's ("S&P") affirmed its rating on the outstanding long-term debt of PTCR and Pacific Bell, and on the commercial paper programs of Pacific Bell, PTCR and the Corporation. S&P also revised its ratings outlook for the long-term debt of PTCR and Pacific Bell from "stable" to "positive." Additionally, Moody's stated that the debt ratings of all three entities are unlikely to be affected by the spin-off.

The Corporation expects that each of the separate businesses will continue upon separation to have access to the public and private markets for debt, although the terms are likely to be less favorable for AirTouch. S&P has assigned an implied senior debt rating of BBB+ to the post-spin AirTouch. AirTouch has been capitalized through an initial public offering of stock in December 1993.

The ratings noted above reflect the views of the rating agencies; they should be evaluated independently of one another and are not recommendations to buy, sell or hold the securities of the Corporation. There is no assurance that such ratings will continue for any period of time or that they will not be changed or withdrawn.

Additional discussion of the Corporation's financing activities is on pages F-19 through F-21 and in Notes H and I to the 1993 Consolidated Financial Statements contained in the 1994 Proxy Statement.


PRINCIPAL SERVICES

Due to the impending spin-off, the operations of AirTouch have been classified separately within the Corporation's financial statements as "spin-off operations" and are excluded from the amounts of revenues and expenses of the Corporation's "continuing operations." Under this presentation, the Telephone Companies accounted for almost all of the Corporation's operating revenues in 1993. For these reasons, the following discussion focuses on selected operating information for the Telephone Companies. Additional information regarding revenues, operating profit or loss and assets of the Corporation, relating primarily to the Telephone Companies, is incorporated from the 1994 Proxy Statement by reference in "Item 8. Financial Statements and Supplementary Data" below.

Significant components of Pacific Telesis Group's operating revenues are depicted in the chart below:

                                             % of Total Operating Revenues*
                                             ------------------------------
Revenues by Major Category                      1993      1992      1991
- ---------------------------------------------------------------------------
Local Service
    Recurring ..............................     22%       21%       20%
    Other Local ............................     16%       16%       16%

Network Access
    Carrier Access Charges .................     18%       18%       18%
    End User & Other .......................      7%        7%        7%

Toll Service**
    Message Toll Service ...................     20%       19%       19%
    Other ..................................      2%        4%        5%

Other Service Revenues
    Directory Advertising ..................     11%       11%       11%
    Other ..................................      4%        4%        4%
                                               ------    ------    ------
TOTAL ......................................    100%      100%      100%
===========================================================================
 *  Excludes revenues of spin-off operations.

** Percentages for 1993 are not comparable to prior years' percentages due to reclassifications in the current presentation.

The percentages of Pacific Telesis Group's operating revenues attributable to interstate and intrastate telephone operations are displayed below:

                                             % of Total Operating Revenues*
                                             ------------------------------
                                                1993      1992      1991
- ---------------------------------------------------------------------------
Interstate telephone operations ............     18%       18%       17%
Intrastate telephone operations ............     82%       82%       83%
                                               ------    ------    ------
TOTAL ......................................    100%      100%      100%
===========================================================================
*  Excludes revenues of spin-off operations.

As of December 31, 1993 about 33 percent of the network access lines of Pacific Bell were in Los Angeles and vicinity and about 25 percent were in San Francisco and vicinity. On that date, about 64 percent of Nevada Bell's network access lines were in Reno and vicinity. The Telephone Companies provided approximately 77 percent and 30 percent of the total access lines in California and Nevada, respectively, on December 31, 1993. The Telephone Companies do not furnish local service in certain sizeable areas of California and Nevada which are served by nonaffiliated telephone companies.

MAJOR CUSTOMER

Payments from AT&T for access charges and other services accounted for 11 percent of the Corporation's operating revenues during 1993. No other customer accounted for more than 10 percent of the Corporation's operating revenues in 1993.


STATE REGULATION

As a provider of telecommunications services in California, Pacific Bell is subject to regulation by the CPUC with respect to intrastate rates and services, the issuance of securities and other matters. The Public Service Commission of Nevada ("PSCN") regulates Nevada Bell on similar issues.

The CPUC adopted a new regulatory framework, which is a form of "price cap" or "incentive" regulation, for Pacific Bell and one other large local exchange carrier in California in October 1989. The authorized market-based rate of return under the CPUC's new regulatory framework is 11.5 percent. If Pacific Bell's rate of return exceeds 13 percent, earnings above the 13 percent benchmark must be shared 50-50 with customers. Earnings above 16.5 percent must be returned 100 percent to customers. The third phase of the CPUC's ongoing investigation into alternative regulatory frameworks has addressed competition for intra-service area toll and related services. The CPUC's formal authorization of competition into Pacific Bell's intra-service area toll market is expected in 1994. (See "Toll Services Competition" below.)

Under incentive-based regulation, the CPUC requires Pacific Bell to submit an annual price cap filing to determine prices for categories of services for each new year. Price adjustments reflect the effects of any change in the Gross National Product Price Index ("GNPPI") less 4.5 percent, the productivity factor established by the CPUC under the new incentive regulation. The annual price adjustments also reflect the effects on Pacific Bell's costs of exogenous events beyond its control. In December 1993, the CPUC approved Pacific Bell's annual price cap filing for 1994 in which Pacific Bell had proposed a $105 million rate reduction. This reduction includes a decrease of $85 million because the 4.5 percent productivity factor of the price cap formula exceeded the increase in the GNPPI by 1.3 percent. The filing also included several additional factors which will decrease revenues* by an additional $20 million.

In 1992, the CPUC began its scheduled review of the current incentive-based regulatory framework. Among other issues, this review has examined elements of the price cap formula, including the productivity factor and the benchmark rate of return on investment adopted in the 1989 New Regulatory Framework ("NRF") order. Pacific Bell proposed no significant changes to the new framework because the Corporation's experience to date suggests that it is working as intended.

- ----------------

* Unless otherwise indicated, revenue changes from CPUC price cap orders are estimated on an annual basis and may be more or less than the amount ordered, due to later changes in volumes of business.

In March 1994, a CPUC Administrative Law Judge issued a proposed decision in the NRF review. The proposed decision would eliminate an element of the regulatory framework which requires equal sharing with customers of earnings exceeding a benchmark rate of return. Earnings above a rate of return of
16.5 percent would continue to be returned to customers. The proposed decision also recommends increasing the productivity factor of the price cap formula from 4.5 percent to 6.0 percent for the period 1994 through 1996. If adopted by the CPUC, the change in the productivity factor would reduce annualized revenues by approximately $100 million each year through 1996. Pacific Bell plans to file comments objecting to the proposed increase in productivity factor. The Corporation is unable to predict the final outcome of these proceedings or the effective date of any rate reductions.

In August 1993, the CPUC issued a proposal to allow competition in the provision of intrastate switched transport services. The CPUC proposes to allow competitors to locate transmission facilities in Pacific Bell's central offices; adopt a new transport rate structure that includes pricing flexibility for dedicated traffic; and authorize competition for switched transport services within the state. Revenues from intrastate switched transport services represent approximately four percent of Pacific Bell's total revenues. The Corporation is unable to predict the outcome of this proceeding.

In April 1993, the CPUC initiated an investigation to establish a framework to govern open network access i.e., access to so-called "bottleneck" services. The CPUC proposes to adopt specific requirements for the unbundling and nondiscriminatory provision of functions underlying services provided by dominant telecommunications providers. Functions considered bottleneck and subject to open access for competitive telecommunications providers include all transport switching, call processing and call management. In comments filed in February 1994, Pacific Bell urged the CPUC to recognize that widespread competition exists throughout the telecommunications industry and asked the CPUC to consider rules for local competition immediately.

Pacific Bell's proposal calls for the separation of the loop (the telephone line between a customer's location and the telephone company's central office) from the switch (the central office equipment that selects the paths to be used for transmission of information.) Pacific Bell has filed an application for authority to conduct tests and trials with a variety of industry participants to test the feasibility of unbundling the loop from the switch and of various points of interconnection. The trials would allow competitors to connect to Pacific Bell's network to carry calls. Eventually, customers would be able to decide whether they want Pacific Bell to provide all of their telecommunications services, including local service, or if they want to subscribe to another provider for dialtone and other services. Pacific Bell also believes it should be given the opportunity to compete in other markets, such as long-distance, cable television programming and manufacturing. The Corporation's entry into these markets would benefit consumers by providing them alternatives to existing sources of products and services. The Corporation is unable to predict the outcome of this proceeding.

In December 1993, the CPUC released a report to the Governor of California proposing streamlined regulation of telecommunications companies. The report states that the benefits of deregulation and fostering advanced telecommunications in California would be substantial. It predicts that expanded use of telecommunications will create new products, services and job opportunities and could increase the productivity of the state's businesses. The CPUC proposes that within the next year California should: streamline regulation where markets are workably competitive; continue the CPUC's focus on consumer protection in all markets; develop policies and partnerships that encourage consumer demand and the increased use of advanced telecommunications networks; and establish a grant program to enhance development and use of advanced telecommunications in schools and libraries. The report recommends that disincentives to investments (such as the current cap on earnings and sharing mechanisms) be removed, that restrictions on Pacific Bell's ability to provide certain services be removed and that interconnection and interoperability among competing networks be required to expand customer choice.

Additionally, the CPUC proposed that within three years California open all markets to all competitors, thereby making the state an "open competition zone." It would also restructure universal service funding, and gradually redefine the concept of basic service to ensure that all residents benefit from advanced telecommunications technologies. In addition, it would make digital access to networks available as a prelude to making switched video and mobile services available throughout the state by the end of the decade.

By opening markets to competition, the policies proposed by the CPUC would increase demand for and stimulate the private development of new types of telecommunications and video services, bringing innovative new products into businesses, homes, and communities. Various elements of these proposals require consideration by the California Legislature as well as formal review by the CPUC.

Discussion of other CPUC proceedings, including regulatory and ratemaking treatment for postretirement benefits in connection with the adoption of Financial Accounting Standard No. 106, and the limited rehearing of a decision involving certain erroneous late payment charges, is on pages F-22 through F-24 of the 1994 Proxy Statement.

In Nevada, the PSCN authorized an Alternative Plan of Regulation for telephone companies, including Nevada Bell, beginning in 1991. Nevada Bell was awarded an equity-based rate of return ("ROE") of 13 percent and a sharing formula allows Nevada Bell to share in any earnings above the benchmark ROE of 13 percent. The new incentive-based framework places a five-year cap on basic rates. The earnings and sharing review conducted in 1993 based upon 12 months of results of operations resulted in no sharing due to an ROE under 13 percent.

The PSCN has also recently opened a proceeding to consider revising existing regulations for telecommunications providers; we hope this proceeding will streamline regulation in Nevada.

The Corporation continues to support changes in public policy and regulation that will allow it to offer the products and services that customers want.


FEDERAL REGULATION

The Telephone Companies are subject to the jurisdiction of the Federal Communications Commission (the "FCC") with respect to interstate access charges and other matters. The FCC prescribes a Uniform System of Accounts and interstate depreciation rates for operating telephone companies. The FCC also prescribes "separations procedures," which are the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC, and intrastate services under the jurisdiction of state regulatory authorities. The Telephone Companies are also required to file tariffs with the FCC for the services they provide. In addition, the FCC establishes procedures for allocating costs and revenues between regulated and unregulated activities.

Beginning in 1991, the FCC adopted a price cap system of incentive-based regulation for local exchange carriers. Pacific Bell's access rates were retargeted to a new 11.25 percent rate of return on rate base assets. The FCC's price cap system provides a formula for adjusting rates annually for changes in the GNPPI, less a productivity factor and changes in certain costs that are triggered by administrative, legislative or judicial action beyond the control of the local exchange carriers.

The FCC's price cap plan allows the Telephone Companies to choose between two productivity offset factors of 3.3 or 4.3 percent on an annual basis. This choice affects both the sharing threshold and the threshold above which all earnings must be returned to customers. In its third annual access filing, Pacific Bell again chose the productivity factor of 3.3 percent, which the FCC approved in June 1993. Nevada Bell elected the productivity factor of 4.3 percent. For Pacific Bell, the 3.3 percent factor sets the benchmark rate of return for sharing of earnings at 12.25 percent. For Nevada Bell, the 4.3 percent factor changes the sharing threshold to 13.25 percent. If earnings for 1993 are determined to exceed their respective sharing thresholds, Pacific Bell and Nevada Bell must share the excess earnings equally with customers. Pacific Bell's earnings above 16.25 percent must be returned entirely to customers. For Nevada Bell, all earnings above 17.25 percent must be returned to customers. New interstate access rates became effective July 1, 1993. Pacific Bell and Nevada Bell's annual interstate access rates were decreased by $17 and $3.7 million, respectively, for the 12 months July 1993 through June 1994. The reductions reflect the net effects of inflation, productivity gains and other required cost adjustments.

In February 1994, the FCC issued a notice of proposed rulemaking to review its price cap alternative regulatory framework. Parties, including the Telephone Companies, will file comments with the FCC in April 1994. The FCC is looking for comments on three main sets of issues: (1) refining the goals of price caps to better meet the public interest and the purposes of the Communications Act; (2) whether to revise the current plan (which became effective January 1, 1991) to help it better meet the FCC's goals, or to adjust the plan to changes in circumstances; and (3) possible transition from the baseline price cap plan toward reduced or streamlined regulation of services provided by local exchange carriers ("LECs") as competition grows.

The FCC released a Notice of Inquiry in December 1991 "to open public debate on the interrelationship of Open Network Architecture with emerging network design" and to gather information on future network capabilities. The FCC stated that its goal is to encourage development of future local exchange networks that are as open, responsive and procompetitive as possible, consistent with the FCC's other public interest goals. The Telephone Companies filed comments on March 3, 1993, stating that market forces must drive network evolution. In August 1993, the FCC issued a notice of proposed rulemaking to require Tier I local telephone companies implementing intelligent networks to offer third party mediated access to their networks. In comments filed with the FCC, the Telephone Companies asserted that access to intelligent networks should not be mandated because market forces are sufficient to bring about open access.

Effective in June 1993, the FCC ordered expanded network interconnection for interstate special access services. Special access services are used primarily by large businesses to connect to their branch offices or to interexchange carriers. The decision requires large LECs, including the Telephone Companies, to offer expanded interconnection to customers, including other access providers. The decision permits these customers to locate their transmission facilities in the LECs central offices. The FCC granted additional, but limited, pricing flexibility to the LECs to respond to the increased competition that will result. Along with other LECs, the Telephone Companies have filed a petition for review of this FCC decision with the U.S. Court of Appeals for the D.C. Circuit. We are unable to predict the outcome of this appeal. Pacific Bell currently has orders from Competitive Access Providers to locate facilities in more than 20 of its central offices, with more requests expected to follow. Interstate special access revenues subject to increased competition represent less than three percent of the Telephone Companies' total revenues.

Effective in February 1994, the FCC ordered LECs, including the Telephone Companies, to provide all interested customers, including competitors, with expanded interconnection for interstate switched transport services. The LECs must allow interconnectors to physically locate their transmission facilities in the LECs' central offices and certain other LEC locations, in order to terminate their own switched transport facilities. Switched transport services help connect a business or residential customer with an interexchange carrier. One of the FCC's goals is to promote increased competition for these services. The FCC granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. Along with other LECs, the Telephone Companies have filed a petition for review of this FCC decision with the U.S. Court of Appeals for the D.C. Circuit. The Court has held this case in abeyance pending the Court's decision in the appeal of the FCC's special access collocation order. Revenues from interstate switched transport services represent approximately three percent of the Telephone Companies' total revenues. Rates reflecting the new rules became effective in early 1994.

To facilitate expanded interconnection for switched transport services, the FCC ordered a new interim rate structure effective December 1993. Under the new structure, interexchange carriers pay different rates based on volume, distance and other factors. The FCC intends these interim rates to be revenue neutral. Pacific Bell and others have petitioned the FCC for reconsideration of this decision, contending that the interim rate structure will cause revenue losses. The Corporation is unable to predict the outcome of this proceeding.

In August 1992, the FCC modified its rules to permit LECs, including the Telephone Companies, to provide a tariffed basic platform ("video dialtone") that will deliver video programming developed by others on a nondiscriminatory basis. (See "Video Services," below, for a discussion of Pacific Bell's four applications to provide video dialtone services.) The FCC's order has been appealed but the appeals are stayed pending the FCC's reconsideration decision. The FCC also recommended that Congress repeal the statutory cross-ownership restriction imposed on cable and telephone companies. Until Congress acts, additional services authorized by the FCC rules include video gateways, interactive enhanced services, video transport, video customer premises equipment, and billing and collection.

In July 1993, five of the RHCs, including the Corporation, filed a petition with the FCC asking for new rules governing the provision of long-distance services. The RHCs are currently prohibited from providing long-distance services by the terms of the Consent Decree. Even with a favorable ruling from the FCC, the RHCs must still obtain relief from the Consent Decree from Congress, or the courts, before providing long-distance services. During 1993, Pacific Bell joined other members of the United States Telephone Association ("USTA") in a petition to the FCC to establish a rulemaking for the purpose of reforming regulation of interstate access services. USTA urges the FCC to address several major matters needing reform including existing subsidy funding and recovery mechanisms, the need for greater pricing flexibility as competition increases and the need to revise current price cap rules.


NEW TECHNOLOGY AND ADVANCED SERVICES

The Telephone Companies continue to modernize and expand their telephone networks to meet customer demands for faster and more reliable services as well as demands for new products and services. New technologies being deployed include optical fiber, digital switches and Signaling System 7 ("SS-7"). Digital switches and optical fiber, a technology using thin filaments of glass or other transparent materials to transmit coded light pulses, greatly increase the capacity and reliability of transmitted data while reducing maintenance costs. SS-7 permits faster call setup and new custom calling features. Investments in key technologies are summarized on pages F-8 and F-9 of the 1994 Proxy Statement.

SS-7 has made it possible for Pacific Bell to offer many new custom calling features, subject to regulatory approvals. New custom calling features include call return, priority ringing, call trace and other Custom Local Area Signaling Services ("CLASS"). Pacific Bell began offering priority ringing, repeat dialing and select call forwarding services in selected areas in 1992. Pacific Bell introduced call trace, call screen and call return services in 1993. Over half a million customers subscribed to these new services in 1993. Pacific Bell will introduce additional features and expand the availability of the "CLASS" Services in 1994. However, as a result of a CPUC decision in November 1992, Pacific Bell has decided not to offer caller identification ("Caller ID"). The stringent number blocking requirements placed on the service by the CPUC prevent Pacific Bell from offering customers a viable service at a reasonable price. Pacific Bell continues to work with the CPUC in this area, with the goal of providing California customers the benefits of Caller ID service. In March 1994, the FCC adopted free per call blocking as the national standard for the offering of Caller ID on interstate calls, effective April, 1995.

Pacific  Bell,  either  directly  or  through  its  subsidiary,  Pacific  Bell
Information Services, also offers voice mail, electronic messaging and interactive voice response services. (See "Pacific Bell Information Services," above.) Other enhanced services may be offered in the future. The

Corporation does not expect revenues from enhanced services to have a material effect on reported earnings in 1994 but the new services are expected to increase the use of the networks of the Telephone Companies.

In November 1993, Pacific Bell announced a capital investment plan totaling $16 billion over the next seven years to upgrade its core network infrastructure and to begin building California's "communications superhighway." This will be an integrated telecommunications, information and entertainment network providing advanced voice, data and video services. Using a combination of fiber optics and coaxial cable, Pacific Bell expects to provide broadband services to more than 1.5 million homes by the end of 1996 and more than 5.0 million homes by the end of the decade. As part of its current plan, Pacific Bell has made purchase commitments totaling nearly $600 million in accordance with its previously announced $1 billion program for deploying an all digital switching platform with ISDN (Integrated Services Digital Network) and SS-7 capabilities. The advanced network will make possible capital and operational cost savings, service quality improvements and new revenues from the array of new service possibilities. The offering of any new advanced services will depend upon their economic and technological feasibility. Construction of the portions of the network that are not video-specific will begin early in the second quarter of 1994. (See "Video
Services," below.) The network should be capable of offering fully interactive digital telephone services by the end of 1996.

In order to offer the new products and services customers want, the Telephone Companies have been making substantial investments to improve the telephone networks. During 1993, the Telephone Companies invested $1.9 billion in their networks.

Capital expenditures in 1994 for the Telephone Companies are forecast to be $1.9 billion including $1,136 million for projects designed to generate revenues and $589 million for projects designed to reduce costs. Capital expenditures under Pacific Bell's seven year investment plan are not expected to increase until 1996 due to the timing of capital expenditures associated with the construction of the broadband network.

The PSCN has approved CLASS services for Nevada Bell. Effective August 1, 1992, Nevada Bell began offering Caller ID, call return, priority ringing, call tracing, repeat dialing, call screening and select call forwarding. Nevada Bell offers two free blocking options to Caller ID -- per call and per line blocking. Nevada Bell is also working with the Nevada Telephone Association on a major contract to provide a digital telecommunications system for the State of Nevada. This digital microwave network will provide an advanced infrastracture for all communications in the public sector, permitting both video conferencing and high-speed data applications.

CHANGING INDUSTRY ENVIRONMENT

One of the challenges facing the Telephone Companies is the accelerating convergence of the telecommunications, computer and video industries. The new information services industry is being shaped by advances in digital and fiber-optic technologies that will make possible the provision of interactive broadband services by the Telephone Companies as well as others. Although this convergence will bring further competition, it also should mean unprecedented reasons to enter new businesses from which we have been barred historically. The Clinton administration has indicated it will support legislation to remove many of the legal restrictions that have prevented telephone companies from offering video services. The administration has also indicated it will support the removal of restrictions which prevent the RHCs from providing long-distance services. Similar proposals have been made by the CPUC to the Governor of California. The public policy initiatives discussed below will determine the terms and conditions under which the Telephone Companies may offer new services in this dynamic marketplace.

Video Services

As described above, the FCC currently permits LECs, including the Telephone Companies, to provide a tariffed basic platform that will deliver video programming developed by others ("video dialtone") and to provide certain other services to customers of this basic platform. In December 1993, Pacific Bell filed an application with the FCC seeking authority to offer video dialtone services in specific locations in four of its service areas: the San Francisco Bay Area; Los Angeles; San Diego; and Orange County. The advanced integrated broadband telecommunications network which Pacific Bell plans to build over the next seven years will be capable of delivering an array of services including traditional voice, data and video services. Once FCC approval is obtained, Pacific will deploy the video exclusive components of the advanced network.

In addition to providing advanced telecommunications services, the new network will also serve as a platform for other information providers, and will offer customers an alternative to existing cable television providers. The integrated network is also expected to spur the development of new interactive consumer services in education, entertainment, government and health care.

In November 1993, the Corporation sued to overturn the 1984 Cable Act provision barring telephone companies from providing video programming in their service areas. The Cable Act bars telephone companies from having more than a de minimis ownership stake in video programming services, although it permits them to carry other companies' programs. The Corporation believes that video programming is a form of speech protected by the First Amendment of the United States Constitution. If the suit is successful, the Corporation plans to begin providing programming in California as soon as its video dialtone network is deployed.

In November 1993, legislation was introduced in Congress that would permit LECs, including the Telephone Companies, to provide video programming to subscribers in their own service areas, subject to separate subsidiary requirements and other safeguards. The legislation would also permit competition in the provision of local telephone service and allow access to LEC facilities by competitors.

In January 1994, Pacific Telesis Video Services, a newly created Pacific Telesis subsidiary, announced an advanced interactive television services trial with AT&T that will test consumer acceptance of sophisticated services such as multi-player games, interactive home shopping and educational programs, movies-on-demand and time-shifted television programs. PTVS will purchase transport from Pacific Bell when video dialtone tariffs are approved.

Pacific Telesis Video Services is also working with Hewlett-Packard Company to build an interactive video system that will offer consumers movies and other programs "on demand" by late 1994 or early 1995. Hewlett-Packard will provide large video servers to distribute digital video "streams" to individual subscribers' homes. The servers will be built around a new technology, or "video transfer engine," that is flexible, reliable and upgradeable.


Electronic Publishing Services

In November 1993, legislation was introduced in Congress that would simplify the procedures under which BOCs may seek relief from provisions of the Consent Decree. (See "The Telephone Companies and Line of Business Restrictions" above.) However, the bill would also impose stringent separate subsidiary requirements on RHC electronic publishing ventures. In November 1993, Pacific Bell filed an application with the CPUC stating its intent to enter the electronic publishing business, either by itself or through an affiliate.

In January 1994, the Los Angeles Times and Pacific Telesis Electronic Publishing Services, a newly created Pacific Telesis Group subsidiary, announced a plan to form a joint venture to design and offer electronic shopping information and transaction services beginning in late 1994. A combination of business listings, classified and display advertising, consumer ratings, and editorial and promotional material will form a comprehensive electronic resource that will give consumers the product, service and business information they want from one convenient, integrated source. The joint venture will also offer consumers in-depth information on a wide variety of topics, including home repair and maintenance, real estate rental and sales, and auto, travel and entertainment services.

Personal Communications Services

In October 1993, the FCC issued an order allocating radio spectrum and setting forth licensing requirements to provide PCS. PCS relies on a network of transceivers that may be placed throughout a neighborhood, business complex or community to provide customers with mobile voice and data communications. The FCC established two different sizes of service areas nationwide for PCS:
47 large areas referred to as Major Trading Areas ("MTAs") and 487 smaller areas. The MTA licenses are for 30 megahertz of spectrum. In any given area, there will be as many as seven licenses, including two MTA licenses. Most of the licenses will be awarded by competitive bidding in auctions expected in late 1994 or early 1995. The Corporation plans to aggressively pursue PCS licenses at these auctions and is well-placed to be part of the expected multi-billion dollar market for PCS.

On December 23, 1993, the FCC awarded a "pioneer preference" to another company for one of the two larger MTA licenses covering the Los Angeles, San Diego, and Las Vegas market area. That company will receive the license without charge. This is expected to place the successful bidder for the remaining MTA license in that area at a significant competitive disadvantage because of its higher cost structure. Winning bids in major PCS markets are expected to require large capital expenditures. The Corporation has filed petitions for review of the FCC decisions that granted pioneer preferences for PCS licenses without charge with the U.S. Court of Appeals for the D.C. Circuit. We are unable to predict the outcome of these appeals.

The Corporation's wholly-owned subsidiary, Telesis Technologies Laboratory, Inc. ("TTL"), has been conducting PCS experiments and investigating various technological issues under an experimental license granted by the FCC. With a spin-off of the Corporation's wireless operations, the Corporation will be eligible to bid on PCS licenses in the service areas of the Telephone Companies. The Corporation also believes that AirTouch will be eligible to bid on the larger MTA licenses in areas where it does not provide cellular service after the spin-off.

Some of the assets that have been engaged in PCS research and development work were transferred to AirTouch in late 1993 in accordance with the terms of the Separation Agreement between the Corporation and AirTouch. TTL employees originally employed by AirTouch will transfer back to AirTouch before the spin-off. Pacific Bell will form a new subsidiary to receive remaining assets of TTL that have been engaged in PCS research and development work and it will provide PCS services if the Corporation wins a license at auction. Future TTL research will assess wireless broadband technologies, the effects of consumer electronics on telecommunications networks, and continued work in the area of PCS.


COMPETITION

Regulatory, legislative and judicial actions since the Consent Decree, as well as advances in technology, have expanded the types of available communications services and products and the number of companies offering such services. Various forms of competition are growing steadily and are already having a significant effect on the Telephone Companies' earnings, primarily Pacific Bell's. An increasing amount of this competition is from large companies with substantial capital, technological and marketing resources. There is also increased competition among existing and new common carriers, including subsidiaries of the RHCs and AT&T, for the provision of voice and data communications services.

Toll Services Competition

In 1993, the CPUC continued Phase III of its ongoing investigation into alternative regulatory frameworks (See "State Regulation" above). In Phase III, the CPUC is considering how to lift its current ban on intra-service area competition for toll and toll-related services and how to rebalance Pacific Bell's rates.

In September 1993, the CPUC announced a decision providing that, beginning in 1994, long-distance and other telecommunications companies would be allowed to compete with Pacific Bell and other local telephone companies in providing toll service, among other services. The decision would have also lowered local exchange company toll and switched access rates, while increasing basic rates, bringing each closer to cost. Other rates would have also changed. Overall, the CPUC's order was intended to be revenue neutral; that is, the effect of rate decreases would be offset by the effect of rate increases.

In October 1993, the CPUC rescinded its September decision after questions were raised about its decision-making process. The CPUC has requested additional comments on its original decision. The Corporation expects a final decision in 1994, but is unable to predict the revenue impacts of the decision and the increased competition that will follow. In a future proceeding, the CPUC intends to address whether to require LECs to provide a way for customers to presubscribe to their carrier of choice for intra-service area toll services.

In 1993, Pacific Bell experienced a decline in revenues from services subject to competition, while revenues from other services continued to grow. The total impact of competition on revenues, however, cannot be quantified separately from the effects of the recession in California. (See "California Economy" on page F-7 of the 1994 Proxy Statement.)

In Nevada, the PSCN adopted a rule change effective October 1993 that permits limited intra-service area competition. Interexchange carriers may complete intra-service area calls either through dedicated special access or if the customer initiates the call with certain designated prefixes.

Interstate Special Access Competition

Expanded interconnection for interstate special access services became effective on June 16, 1993. Special access services are used primarily by large businesses to connect their branch offices or to connect directly to interexchange carriers. Expanded interconnection allows customers, including other access providers, to locate their transmission facilities in an LEC central office. This allows interexchange carriers ("IECs") to choose among competing providers for transport into the LECs' central offices. (See "Federal Regulation" above.)

Switched Transport Competition

Effective February 15, 1994, expanded interconnection became available for the transport portion of interstate switched access services under similar price, terms and conditions as for special access services. Switched access services link IECs with most residential and business customers.

In recognition of the local transport competition which exists today and the increased competition that will result from expanded interconnection, the FCC has approved limited rate deaveraging by zones of central offices and volume and term discounts for LEC access transport services, once certain conditions are met.

In August 1993, the CPUC also issued a proposal to allow competition in the provision of intrastate switched transport services. The CPUC proposes to allow competitors to locate transmission facilities in Pacific Bell's central offices; adopt a new transport rate structure that includes pricing flexibility for dedicated traffic; and authorize competition for switched transport services within the state. (See "State Regulation" and "Federal Regulation" above.)

Open Network Access/Local Competition

Early in 1993, the CPUC initiated a rulemaking proceeding and set forth a number of proposed policies, rules and issues for comment on ways to establish a receptive environment for competitive providers of telecommunications services. The rulemaking focuses on one approach: Requiring local exchange carriers to unbundle "bottleneck" elements of their network and make those elements available to unaffiliated providers on an open and nondiscriminatory basis.

Pacific Bell's response to this rulemaking urges the CPUC to examine the full set of issues that result from a competitive local exchange market. Among such issues are: the need to establish a new universal service mechanism that spreads the subsidy burden to all telecommunications providers, to reform pricing rules to be consistent with increasing competition, to remove entry barriers including current in-state long distance restrictions on Pacific Bell, to remove investment disincentives such as sharing and to establish standards for interconnection, interoperability and unbundling of essential facilities that apply to all competing networks and not just those of the LECs. (See "State Regulation" above.)

Bypass

Artificially  high  prices for  toll and  access  services create  an economic incentive for large business users (and IECs) to use alternative communications systems capable of originating and/or terminating calls and thus bypass the local exchange network. This bypass reduces the revenues that the Telephone Companies collect from toll and access services to support the total costs of the local exchange network and increases the amounts the Telephone Companies have to recover from other services, notably basic exchange services. The Telephone Companies are unable to determine precisely to what extent bypass has occurred and may continue to occur in the future. (See preceding sections, from "Toll Services Competition" through "Open Network Access/Local Competition" above.)

To reduce the threat of bypass of the local networks, the Telephone Companies have strongly supported the use of cost-based pricing policies before both their state regulatory commissions and the FCC. (See "State Regulation" and "Federal Regulation" above.)

Centrex

The Telephone Companies provide Centrex service to business customers in California and Nevada. Centrex is a central office-based switching system for customers who require sophisticated call transport and management capabilities as part of their business communication systems. Businesses not using Centrex service generally use Private Branch Exchange ("PBX") and other systems provided by other companies. The Telephone Companies offer Centrex by contract, as approved by the CPUC for Pacific Bell, as well as pursuant to tariff. The ability to offer Centrex by contract gives the Telephone Companies pricing flexibility as well as the opportunity to tailor the specific features and conditions of a given transaction. The market for multi-line business telephone products is very competitive and includes large well-financed competitors.

Directory Publishing

Other producers of printed directories offer products that compete with certain Pacific Bell Directory SMART Yellow Pages products. Competitors include large companies that have significant resources. Competition is not limited to directory publishers, but includes newspapers, radio, television and increasingly, direct mail. In addition, new advertising and information products may compete directly or indirectly with the SMART Yellow Pages. The Corporation is unable to predict the extent to which these competitors may affect future revenues of the Corporation.


AIRTOUCH COMMUNICATIONS (SPIN-OFF OPERATIONS)

AirTouch  Communications  (formerly  PacTel   Corporation)  and  its  wireless
operations will be spun off to the Corporation's shareholders in a one-for-one stock distribution effective April 1, 1994.

The wireless operations of AirTouch Communications ("AirTouch") include cellular, paging, vehicle location and other wireless telecommunications services in the United States, Europe and Asia. AirTouch's worldwide cellular interests represented 75.3 million POPs* and more than 1.2 million proportionate subscribers at December 31, 1993. In the United States, AirTouch has 34.9 million POPs** and controls or shares control over cellular systems in ten of the thirty largest markets, including Los Angeles, San Francisco, San Diego, Detroit and Atlanta. Internationally, AirTouch has
40.4 million POPs and holds significant ownership interests, with board representation and substantial operating influence, in national cellular systems operating in Germany, Portugal and Sweden and in cellular systems under construction in three major metropolitan areas in Japan, including Tokyo and Osaka. AirTouch is also the fourth largest provider of paging services in the United States, with approximately 1.2 million units in service at December 31, 1993.


- --------------------

 * POPs are the estimated market population multiplied by AirTouch's ownership interest in the cellular licensee for the market. International cellular information reflects networks under construction. Domestic cellular subscriber information reflects subscribers to cellular systems over which AirTouch has or shares operational control.

** POPs and proportionate subscribers for the Michigan/Ohio region reflect both AirTouch's 50% interest in a joint venture between AirTouch and Cellular Communications, Inc. ("CCI") and AirTouch's ownership of approximately 12% of the equity in CCI at December 31, 1993.

Principal AirTouch operations are discussed below.

AirTouch Cellular

AirTouch Cellular is one of the largest providers of cellular services in the United States, with interests in some of the most attractive cellular markets based upon total population and demographic characteristics. AirTouch's United States cellular interests represented 34.9 million POPs and more than 1 million proportionate subscribers at December 31, 1993. AirTouch has or shares operational control over cellular systems in Los Angeles, San Francisco, San Diego, Atlanta, Detroit, Cleveland, San Jose, Sacramento, Cincinnati and Kansas City. These cities represent ten of the thirty largest cellular markets in the United States. AirTouch also has or shares operational control over cellular systems in 34 additional markets, including Columbus, Dayton and Toledo, Ohio, and owns minority interests in cellular systems serving 10 other markets, including Dallas/Forth Worth, Tucson and Las Vegas.

AirTouch has formed six regional networks, in Southern California, the San Francisco Bay Area, the Sacramento Valley, Michigan/Ohio, Georgia and Kansas/Missouri. Regional networks permit AirTouch to meet customers' needs for broad areas of uninterrupted service, to carry out coordinated marketing efforts and to reduce capital expenditures and administrative expenses. Through its participation in marketing alliances such as MobiLink and Cellular One, AirTouch provides national cellular service to its customers.

AirTouch's transactions with CCI and McCaw Cellular Communications, Inc. ("McCaw") are examples of the implementation of AirTouch's regional network strategy. AirTouch's cellular network in Michigan/Ohio was created in 1991 through New Par, an equally owned joint venture between AirTouch and CCI ("New Par"), in which AirTouch's interests in Michigan and northwestern Ohio were combined with CCI's interests in Cleveland, Cincinnati, Columbus and elsewhere throughout Ohio to create one of the largest regional cellular systems in the United States, covering an area with a total population of over 15 million. In connection with the formation of New Par, AirTouch acquired 5% of the equity of CCI, agreed to purchase up to 12.44 million shares (including shares underlying certain stock options) of CCI's stock in October 1995 at $60 per share (less the exercise price in the case of stock options) and obtained the right to acquire all of CCI's remaining equity in stages over the next several years. (See "Spin-off Operations" on page F-57 in Note L to the 1993 Consolidated Financial Statements contained in the 1994 Proxy Statement.) AirTouch currently owns approximately 12% of CCI. In September 1993, AirTouch formed an equally owned joint venture with McCaw ("CMT Partners") that holds controlling interests in cellular systems serving markets in and around San Francisco, San Jose and Kansas City, thereby permitting AirTouch to broaden its coverage of the San Francisco Bay Area and providing it with shared control over an additional regional network in Kansas/Missouri.

International Operations

AirTouch has been highly successful in obtaining significant interests in cellular licenses in some of the world's most attractive markets.

In 1990, Mannesmann Mobilfunk GmbH ("MMO"), in which AirTouch currently holds a 29.15% interest and is the second largest shareholder, won the second national digital cellular license in Germany. AirTouch's interest in MMO includes a 2.25% interest which, under the terms of MMO's license, AirTouch is under a current obligation to sell to small or medium-sized German businesses. MMO began commercial operations in June 1992 and at December 31, 1993 had approximately 493,000 subscribers. The system presently covers approximately 94% of the population, including all of the major cities and highways.

In 1991, Telecel Communicacoes Pessoais. S.A. ("Telecel"), in which AirTouch holds a 23% interest, was chosen to construct and operate one of two national digital cellular systems in Portugal. Telecel initiated service in October 1992 and at December 31, 1993 had approximately 40,000 subscribers. Telecel currently covers all of Portugal's major cities and highways and approximately 92% of the population and is required under the terms of its license to cover 99% by October 1996.

In 1992, AirTouch's consortia were selected to construct and operate digital cellular systems in the Tokyo, Kansai (Western) and Tokai (Central) regions of Japan. AirTouch has a 15% interest in Tokyo Digital Phone Company and 13% interests in each of Kansai Digital Phone Company and Tokai Digital Phone Company. The three systems are expected to be operational by the end of 1994. Such systems are expected to be able to offer service to approximately 74 million people, or 60% of the Japanese population, by 1997.

In February 1994, AirTouch agreed to acquire a 4.5% interest in a fourth company, which plans to build a digital cellular system that will reach about 70% of the population of the Kyushu/Okinawa region when it begins offering service in 1996. There are approximately 15 million people in the region, which is the fourth most populous of Japan's 11 cellular regions.

In October 1993, AirTouch acquired a 51% interest in NordicTel Holdings AB ("NordicTel"), which owns and operates one of three national digital cellular systems in Sweden, for $153 million. NordicTel's cellular system began commercial operations in late 1992 and currently covers approximately 80% of Sweden's population and all of the major cities.

Paging Operations

AirTouch had approximately 1.2 million paging units in service at December 31, 1993 in 100 markets throughout the United States, including Atlanta, Dallas/Fort Worth, Detroit, Houston, Los Angeles, Phoenix, St. Louis, San Diego, the San Francisco Bay Area, Seattle and Tampa/St. Petersburg. AirTouch became one of the first paging companies in the United States to offer paging service through retail outlets and the success of AirTouch's retail marketing efforts has contributed significantly to the growth of its paging business. AirTouch also owns significant interests in paging companies in Portugal, Spain and Thailand. In September 1993, a joint venture in which AirTouch has an 18.5% interest was awarded one of three national digital paging licenses in France.

Other Operations

AirTouch owns a majority interest in a provider of vehicle location services ("Teletrac") in six markets in the United States. Teletrac is in the start-up phase of its operations and to date its services have not achieved a significant degree of commercial acceptance. In February 1994, AirTouch reduced Teletrac's workforce by 30%, to approximately 200 employees. In addition, AirTouch provides air-to-ground telephone service in four domestic cities. AirTouch also owns interests in a long distance telephone company in Japan and a credit card verification business in South Korea.


EMPLOYEES

As of December 31, 1993, the Corporation and its subsidiaries employed 55,355 persons. This number does not include employees who will continue to be employed by AirTouch Communications after the spin-off. About 70 percent of the employees of the Corporation's continuing operations are represented by unions. In September 1992, the unions which represent these employees ratified labor contracts for a three-year term. The agreements provide for a 12 percent increase in wages, including job upgrades and a 13 percent increase in pensions over the three-year term. In addition, the contracts include incentives for early retirement, enhanced employment security, improvements in work and family life benefits and increases in health and dental care coverage. In 1993, Pacific Bell reduced the number of employees by 1,516, leaving a total of 54,026 employees at year-end.

Looking ahead, Pacific Bell has begun a major effort to reengineer its internal business processes. This effort confronts an increasingly competitive and complex telecommunications environment by streamlining and consolidating operations, including business offices, network, installation and collection centers, as well as other facilities. As a result, Pacific Bell has announced a force reduction program that will result in a net reduction of 10,000 positions from 1994 through 1997. (See page F-13 of the 1994 Proxy Statement for discussion of related 1993 restructuring charge.) The Pacific Telesis holding company and Pacific Bell deferred salary increases for all managers, including officers, for an indefinite period of time pending a review of 1994 business needs.

At Nevada Bell, an early retirement program was offered during November 1993 under which approximately 70 employees elected early retirement.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below gives the names of executive officers as of March 28, 1994, their present titles and the dates they were elected to these positions.

       Name               Age            Title                       Since

S. L. Ginn* ...........    56   Chairman of the Board, President and
                                  Chief Executive Officer ..........  4/88
P. J. Quigley* ........    51   Group President ....................  1/88
C. L. Cox .............    52   Group President ....................  1/88
R. W. Odgers* .........    57   Executive Vice President - General
                                  Counsel, External Affairs** and
                                  Secretary.........................  3/88
L. L. Christensen* ....    59   Executive Vice President and
                                  Chief Financial Officer ..........  5/92
J. R. Moberg* .........    58   Executive Vice President - Human
                                  Resources ........................  9/87
W. E. Downing* ........    54   Vice President .....................  3/93
F. E. Miller ..........    41   Vice President-Corporate Strategy***
                                 and Development ...................  3/93
A. Sarin ..............    39   Vice President-Organization Design .  3/93
M. S. Gyani ...........    42   Vice President and Treasurer .......  3/93

Effective upon the spin-off of AirTouch Communications, the executive officers and their titles will be as follows:

       Name               Age            Title

P. J. Quigley* ........    51   Chairman of the Board, President and
                                  Chief Executive Officer
R. W. Odgers* .........    57   Executive Vice President - General
                                  Counsel, External Affairs and
                                  Secretary
J. R. Moberg* .........    58   Executive Vice President - Human Resources
W. E. Downing* ........    54   Executive Vice President,
                                  Chief Financial Officer and Treasurer
F. E. Miller ..........    41   Vice President - Corporate Strategy and
                                  Development

All of the officers have held responsible managerial positions with the Corporation or one of its subsidiaries for at least the past five years.

Officers are not elected for a fixed term, but serve at the discretion of the Corporation's Board of Directors.



- ------------------

  *  Also executive officers of Pacific Bell.
 **  Executive Vice President - External Affairs since 11/92.
***  Vice President - Corporate Strategy since 3/94.

Item 2. Properties.

As of December 31, 1993 the properties of the Telephone Companies represented approximately 98 percent of all plant, property and equipment of the Corporation, excluding spin-off operations.

The   properties  of  the  Telephone  Companies  do  not  lend  themselves  to
description by  character and location  of principal units.   At December  31,
1993, the percentage distribution of total telephone plant by major category for the Telephone Companies was as follows:
                                                          Pacific   Nevada
   Telephone Property, Plant, and Equipment                Bell      Bell
   -------------------------------------------------------------------------
   Land and buildings (occupied principally
     by central offices) ............................       10%        7%

   Cable and conduit ................................       40%       53%

   Central office equipment .........................       37%       32%

   Other ............................................       13%        8%
                                                          -------  -------
   Total ............................................      100%      100%
   =========================================================================

At December 31, 1993, the percent utilization of central office equipment capacity for Pacific Bell and Nevada Bell was approximately 90 percent and 95 percent, respectively.

Substantially all of the installations of central office equipment and administrative offices are in owned buildings on land held in fee. Many garages, business offices and telephone service centers are in rented quarters.


Item 3.  Legal Proceedings.

Contingent Liabilities Related to Predivestiture Events

The Plan of Reorganization ("Plan") approved by the Court in connection with the Consent Decree provides for the recognition and payment of liabilities of the BOCs and AT&T (collectively, the former "Bell System") that are attributable to predivestiture events (including transactions to implement the divestiture), which were not certain and hence not recorded in the books of account until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the Bell System's rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws).

The Plan provides various rules for the sharing of such contingent liabilities among the BOCs and AT&T which have been followed since divestiture.

AT&T, its subsidiaries and the BOCs, including the Telephone Companies, may have liability under the contingent liabilities provisions of the Plan in a number of tax matters relating to the audit by various taxing authorities of predivestiture periods and in a number of tort, contract and environmental proceedings relating to predivestiture Bell System operations. While complete assurance cannot be given as to the outcome of any litigation, with respect to such tax matters and tort, contract and environmental proceedings, in the opinion of the Corporation, the likelihood is remote that any liability resulting from them under the contingent liabilities provisions of the Plan would have a material effect on the reported earnings of the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted for a vote of security holders during the fourth quarter of the year covered by this report.


                                    PART II

Item 5.  Market  for   Registrant's  Common  Equity  and  Related  Stockholder
         Matters.

DESCRIPTION OF COMMON STOCK AND DIVIDEND AND MARKET INFORMATION

All shares of Common Stock (par value $0.10 per share) (See "Articles of Incorporation and By-Laws - Common Shares" below) of the Corporation are entitled to participate equally in dividends. Each shareowner has one vote for each share registered in the shareowner's name. All shares of Common Stock would rank equally on liquidation. Owners of shares of Common Stock have no preemptive or cumulative voting rights.

At  February  28,  1994,   there  were  798,771  holders  of  record   of  the
Corporation's Common Stock.

The markets for trading in the Common Stock are the New York, Pacific, Chicago, Swiss and London Stock Exchanges.

The Corporation from time to time purchases shares of its Common Stock on the open market or through privately negotiated purchases and holds these shares as treasury stock.

All shares of Common Stock are fully paid and nonassessable.

Information regarding dividends paid on the Common Stock for 1993 and 1992 and the quarterly high and low sales prices of the Common Stock during 1993 and 1992 are included in the 1994 Proxy Statement on page F-64 thereof under the heading "Stock Trading Activity and Dividends Paid," incorporated herein by reference pursuant to General Instruction G(2).

The declaration and timing of all dividends are at the discretion of the Corporation's Board of Directors and are dependent upon the Corporation's earnings and financial requirements, general business conditions and other factors; there can be no assurances as to the amount or frequency of any future dividends on the Common Stock.

SHAREOWNER RIGHTS PLAN

The Board of Directors of the Corporation adopted a Shareowner Rights Plan in 1989. Under the terms of the plan, shareowners of record as of October 10, 1989 received one right for each share of the Corporation's Common Stock held on that date. Initially, the rights are not exercisable and trade automatically with the Corporation's Common Stock. The rights become
exercisable,   originally  for  a  1/100  share  of  Preferred  Stock  of  the
Corporation, upon the earlier of (i) a person ("Acquiring Person") becoming the beneficial owner of securities having 20 percent or more of the voting power of the Corporation, (ii) ten days following the commencement of a tender or exchange offer which would result in a person becoming an Acquiring Person or (iii) ten days after the date on which the Board of Directors of the Corporation declares a person to be an Adverse Person, as defined in the Plan. Once a person becomes an Acquiring or Adverse Person all rights held by such person become void. If a person becomes an Adverse Person or Acquiring Person, the rights will be adjusted so that upon exercise a holder will receive a number of shares of Common Stock of the Corporation having a market value of two times the exercise price of the right. If a person becomes an Acquiring Person and thereafter the Corporation is involved in a merger or other business combination, or 50 percent or more of the Corporation's assets or earning power are sold, then each holder of a right will have the right to receive, on exercise of the right, a number of shares of Common Stock of the surviving corporation having a market value of two times the exercise price of the right. At any time prior to the time a person becomes an Acquiring Person or Adverse Person, the Corporation may redeem the rights at a price of $.01 per right. After a person becomes an Acquiring Person or an Adverse Person, the Board of Directors may exchange each outstanding and exercisable right for one share of Common Stock. The rights do not have any voting rights, may be redeemed under certain circumstances at $0.01 per right, and expire on October 10, 1999.


ARTICLES OF INCORPORATION AND BY-LAWS

Set forth below is a brief description of some of the important provisions of the Corporation's Articles of Incorporation (the "Articles") and By-Laws.

Board of Directors

The Articles provide for a Board of Directors which is divided into three approximately equal classes of directors serving staggered three-year terms. As a result, approximately one-third of the Board of Directors are elected at each annual meeting.

The Articles also provide that the number of directors may be increased or decreased by resolution of the Board of Directors, provided that the number of directors shall not be reduced to less than three. All directors serve until their term of office expires and their successor is elected and qualified, or until their earlier resignation, removal from office, death or incapacity.

No director may be removed from office before the end of the term for which such director has been elected except by the affirmative vote of 66-2/3 percent of the voting power of the shares entitled to vote thereon.

Common Shares

The Articles provide for the issuance of up to 1.1 billion common shares (par value $.10 per share) in one or more series. The authorized number of the first series of common shares is 1,095,000,000 shares, and that series is designated the "Common Stock." (See "Description of Common Stock and Dividend and Market Information" above.) The remaining five million common shares may be issued from time to time as one or more additional series of common shares with such full or limited rights with respect to voting, dividends or distributions upon liquidation, and such other designations, preferences and rights as the Board of Directors may determine.

Preferred Shares

The Articles include a provision for the issuance of up to 50 million preferred shares (par value $.10 per share) in one or more series with full or limited voting powers or without voting powers, and with such designations, preferences and rights as the Board of Directors may determine.

Shareowner Meetings

The Corporation has held Annual Meetings of Shareowners each year in April since 1985. Shareowner proposals intended for inclusion in the proxy statement for the 1995 Annual Meeting should be sent to the Corporation's Secretary at 130 Kearny Street, Room 3609, San Francisco, California 94108 no later than November 12, 1994. The Corporation's By-Laws also provide that special meetings of shareowners may be called by certain corporate officers, and that special meetings shall be called at the request in writing of a majority of the Board of Directors or the holders of 66-2/3 percent of the voting power of the shares entitled to vote at such meetings.

Amendment of By-Laws

The By-Laws further provide that such By-Laws may be amended or repealed at any time by action of the Board of Directors and that they may also be amended or repealed at a meeting of the shareowners by a vote of at least 66-2/3 percent of the voting power of the shares entitled to vote in the election of directors.

Item 6. Selected Financial Data.

The information required by this Item is included in the 1994 Proxy Statement on pages F-25 and F-26 under the heading "Selected Financial and Operating Data," and is incorporated by reference pursuant to General Instruction G(2).

Item 7.   Management's  Discussion and  Analysis of Financial  Condition   and
Results of Operations.

The information required by this Item is included in the 1994 Proxy Statement on pages F-1 through F-24 and is incorporated by reference pursuant to General Instruction G(2).

Item 8.  Financial Statements and Supplementary Data.


                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Pacific Telesis Group and Subsidiaries has been incorporated by reference in this Form 10-K from page F-29 of the 1994 Proxy Statement of Pacific Telesis Group and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14 on page 34 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




/s/ Coopers & Lybrand

San Francisco, California
March 3, 1994

All other information required by this Item is included in the 1994 Proxy Statement on pages F-27 and F-28 (entire text under the heading "Report of Management"), and on pages F-37 through F-63 thereof (all text and data through Note N on such pages, comprising the Corporation's consolidated financial statements) and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

No disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant.

For information with respect to executive officers of the Corporation, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the directors of the Corporation, see "Election of Directors" on pages 4 through 6 of the 1994 Proxy Statement.

Item 11.  Executive Compensation.

For information with respect to executive compensation, see "Report of the Compensation and Personnel Committee" through "Executive Compensation" on pages 10 through 12 of the 1994 Proxy Statement. For information with respect to director compensation, see "Director Compensation and Related Transactions" on pages 6 through 8 of the 1994 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

For information with respect to the security ownership of the directors and officers of the Corporation, see page 9 of the 1994 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

For   information  with   respect   to  certain   relationships  and   related
transactions, see "Director Compensation and Related Transactions" on pages 6 through 8 of the 1994 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  Documents filed as part of the report:

         (1) Financial Statements:                                   Page

             Report of Management ..............................       *

             Report of Independent Accountants .................       *

             Financial Statements:

                 Consolidated Statements of Income .............       *

                 Consolidated Balance Sheets ...................       *

                 Consolidated Statements of Shareowners'
                   Equity ......................................       *

                 Consolidated Statements of Cash Flows .........       *

                 Notes to Consolidated Financial
                   Statements ..................................       *

                 Quarterly Financial Data ......................       *

         (2) Financial Statement Schedules:

             II  -  Amounts Receivable From Related Parties and
                    Underwriters, Promoters, and Employees Other
                    Than Related Parties ........................     44

             V    - Property, Plant and Equipment ...............     45

             VI   - Accumulated Depreciation ....................     49

             VIII - Valuation and Qualifying Accounts ...........     52

             IX   - Short-term Borrowings .......................     55

             Financial statement schedules other than those listed above have been omitted either because the required information is contained in the Consolidated Financial Statements and the notes thereto or because such schedules are not required or applicable.


* Incorporated herein by reference to the appropriate portions of the 1994 Proxy Statement (File No. 1-8609). (See Part II.)

        (3) Exhibits:

            Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8609.

             Exhibit
             Number                       Description
             -------                      -----------

               2a Modification of Final Judgment (Exhibit (28) to Form 8-K, date of report August 24, 1982, File No. 1-1105).

               2b Plan of Reorganization (Exhibit (2) to Form 8-K, date of report December 16, 1982, File No. 1-1105).

               2c  March  14,   1983  Motion   to  Approve  Amended   Plan  of
                   Reorganization (Exhibit (2)a to Form 8-K, date of report March 14, 1983, File No. 1-1105).

               2d March 25, 1983 Motion to Approve Plan of Reorganization as Further Amended (Exhibit (2)b to Form 8-K, date of report March 14, 1983, File No. 1-1105).

               2e April 7, 1983 Motion to Approve Plan of Reorganization as Further Amended (Exhibit (2)c to Form 8-K, date of report March 14, 1983, File No. 1-1105).

               2f Order issued April 20, 1983 in "U.S. v. Western Electric Company, Incorporated et al.," by the United States District Court for the District of Columbia, Civil Action No. 82-0192 (Exhibit (2) to Form 8-K, date of report April 20, 1983, File No. 1-1105).

               2g August 5, 1983 Memorandum and Order of United States District Court for the District of Columbia approving Plan of Reorganization as Amended (Exhibit (2) to Form 8-K, date of report July 8, 1983, File No. 1-1105).

               2h September 10, 1987 Opinion and Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated, et. al.," Civil Action No. 82-0192 (Exhibit 2h to Form SE filed November 10, 1987 in connection with the Corporation's Form 10-Q for the quarter ended September 30, 1987).

               2i March 7, 1988 Opinion and Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated et al.," Civil Action No. 82-0192 (Exhibit 2h to Form SE filed March 29, 1988 in connection with the Corporation's Form 10-K for
                   1987).

               2j April 3, 1990 Opinion of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al., "Case Nos. 87-5388 et al. (Exhibit 2j to Form SE filed May 11, 1990 in connection with the Corporation's Form 10-Q for the quarter ended March 31, 1990).

               2k July 25, 1991 Opinion & Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Civil Action No. 82-0192 (Exhibit 2k to Form SE filed August 12, 1991 in connection with the Corporation's Form 10-Q for the quarter ended June 30, 1991).

               2l October 7, 1991 Order of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Case Nos. 91-5263, et al. (Exhibit 2l to Form SE filed March 26, 1992 in connection with the Corporation's Form 10-K for 1991).

               2m May 28, 1993 Order of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al., and National Assn. of Broadcasters, et al.," Case Nos. 91-5263, et al. (Exhibit 2m filed August 12, 1993, in connection with the Corporation's Form 10-Q for the quarter ended June 30, 1993).

               2n December 28, 1993 Order of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Case Nos. 92-5111, et al.

               3a Articles of Incorporation of Pacific Telesis Group, as amended to June 17, 1988 (Exhibit 2b to Registration Statement No. 33-24765).

               3b  By-Laws   of  Pacific   Telesis   Group,   as  amended   to
                   September 24, 1993 (Exhibit 3b to Registration Statement No. 33-50897, filed November 2, 1993, File No. 1-8609).

               4a No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Telesis Group and its subsidiaries is filed herewith pursuant to Regulation S-K,
                   Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Telesis Group hereby agrees to furnish a copy of any such instrument to the SEC upon request.

               4b Rights Agreement, dated as of September 22, 1989, between Pacific Telesis Group and The First National Bank of
                   Boston, as successor Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate (Exhibits 1 and 2 to Form SE filed September 25, 1989 as part of Form 8-A, File No. 1-8609).

              10a Reorganization and Divestiture Agreement dated as of November 1, 1983 between American Telephone and Telegraph Company, Pacific Telesis Group and its affiliates (Exhibit
                   (10)a to Form 10-K for 1983).

              10b Agreement Concerning Patents, Technical Information and Copyrights dated as of November 1, 1983 between American Telephone and Telegraph Company and Pacific Telesis Group (Exhibit (10)g to Form 10-K for 1983).

              10c Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements dated as of November 1, 1983 among American Telephone and Telegraph Company, Bell System Operating Companies and Regional Holding Companies (including Pacific Telesis Group and affiliates) (Exhibit (10)j to Form 10-K for 1983).

              10d Agreement Regarding Allocation of Contingent Liabilities dated as of January 28, 1985 between American Telephone and Telegraph Company, American Information Technologies Corporation, Bell Atlantic Corporation, BellSouth Corporation, NYNEX Corporation, Pacific Telesis Group and Southwestern Bell Corporation (Exhibit 10c to Form SE filed March 26, 1986 in connection with the Corporation's Form 10-K for 1985).

              10e Separation Agreement by and between the Corporation and PacTel Corporation dated as of October 7, 1993, and amended November 2, 1993 and March 25, 1994.

             10aa  Pacific   Telesis  Group   Senior  Management   Short  Term
                   Incentive Plan (Exhibit 10aa to Registration Statement No. 2-87852).

                   10aa(i) Resolutions amending the Plan, effective August 28, 1987 (Exhibit 10aa(i) Form SE filed March 26, 1992 in connection with the Corporation's Form 10-K for 1991).

             10bb Pacific Telesis Group Senior Management Long Term Incentive Plan (Exhibit 10bb to Form SE filed March 26, 1986 in connection with the Corporation's Form 10-K for 1985).

             10cc  Pacific  Telesis  Group   Executive  Life  Insurance   Plan
                   (Exhibit 10cc to Form SE filed March 27, 1987 in connection with the Corporation's Form 10-K for 1986).

                   10cc(i)   Resolutions amending the Plan, effective April 1,
                             1994.

             10dd Pacific Telesis Group Senior Management Long Term Disability and Survivor Protection Plan (Exhibit 10dd to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

                   10dd(i) Resolutions amending the Plan effective May 22, 1992 and November 20, 1992 (Exhibit 10dd(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

             10ee Pacific Telesis Group Senior Management Transfer Program (Exhibit 10ee to Registration Statement No. 2-87852).

             10ff  Pacific   Telesis   Group   Senior   Management   Financial
                   Counseling Program (Exhibit 10ff to Registration Statement No. 2-87852).

             10gg Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors (Exhibit 10gg to Form SE filed April 1, 1991 in connection with the Corporation's Form 10-K for 1990).

                   10gg(i) Resolutions amending the Plan effective December 21, 1990, November 20, 1992 and December 18, 1992 (Exhibit 10gg(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

                   10gg(ii) Resolutions amending the Plan, effective April 1, 1994.

             10hh  Description   of  Pacific  Telesis   Group  Directors'  and
                   Officers' Liability Insurance Program.

             10ii Description of Pacific Telesis Group Plan for Nonemployee Directors' Travel Accident Insurance (Exhibit 10ii to Form SE filed March 26, 1990 in connection with the Corporation's Form 10-K for 1989).

             10jj Pacific Telesis Group 1994 Stock Incentive Plan (Attachment A to Pacific Telesis Group's 1994 Proxy Statement, including Pacific Telesis Group's 1993 Consolidated Financial Statements (Filed March 11, 1994, and amended March 14 and March 25, 1994, File No. 1-8609)).

             10kk Pacific Telesis Group Executive Non-Qualified Pension Plan (Exhibit 10kk to Form SE filed April 1, 1991 in connection with the Corporation's Form 10-K for 1990).

                   10kk(i) Resolutions amending the Plan, effective as of June 28, 1991. (Exhibit 10kk(i) to Form SE filed March 26, 1992 in connection with the Corporation's Form 10-K for 1991).

                   10kk(ii) Resolutions amending the Plan effective May 22, 1992 and November 20, 1992 (Exhibit 10kk(ii) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

                   10kk(iii) Resolutions  amending  the  Plan, effective  date
                             April 1, 1994.

                   10kk(iv) Trust Agreement No. 3 between Pacific Telesis Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits.

             10ll Pacific Telesis Group Executive Deferral Plan (Exhibit 10ll to Form SE filed March 26, 1990 in connection with the Corporation's Form 10-K for 1989).

                   10ll(i) Resolutions amending the Plan effective November 20, 1992 and December 23, 1992 (Exhibit 10ll(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

                   10ll(ii) Resolutions amending the Plan, effective November 15, 1993 and January 1, 1994.

                   10ll(iii) Resolutions amending the Plan, effective April 1,
                             1994.

             10mm Pacific Telesis Group Mid-Career Hire Program (Exhibit 10mm to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

             10nn Pacific Telesis Group Mid-Career Pension Plan (Exhibit 10nn to Form SE filed March 27, 1987 in connection with the Corporation's Form 10-K for 1986).

                   10nn(i) Resolutions amending the Plan effective May 22, 1992 and November 20, 1992 (Exhibit 10nn(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

                   10nn(ii) Resolutions amending the Plan, effective April 1, 1994 (Filed as exhibit 10kk(iii) to this Form 10-
                             K).

                   10nn(iii) Trust Agreement  No.  3 between  Pacific  Telesis
                             Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Filed as Exhibit 10kk(iv) to this Form 10-K).

             10oo Pacific Telesis Group Stock Option and Stock Appreciation Rights Plan (Plan Text, Sections 1-17, in Registration Statement No. 33-15391).

                   10oo(i) Resolutions amending the Plan effective November 17, 1989 and June 26, 1992 (Exhibit 10oo(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for
                             1992).

                   10oo(ii) Resolutions amending the Plan, effective April 1, 1994.

             10pp Employment Contracts for Certain Senior Officers of Pacific Telesis Group (Exhibit 10pp to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

                   10pp(i)   Schedule to Exhibit 10pp.

                   10pp(ii) Employment contracts for certain senior officers of Pacific Telesis Group.

             10qq  Reserved.

             10rr  Executive supplemental benefit agreement.

             10ss Pacific Telesis Group Outside Directors' Retirement Plan (Exhibit 10ss to Form SE filed March 15, 1985 in connection with the Corporation's Form 10-K for 1984).

                   10ss(i) Resolution amending the Plan effective May 25, 1990 (Exhibit 10ss(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

             10tt Representative Indemnity Agreement between Pacific Telesis Group and certain of its officers and each of its directors (Exhibit 10tt to Form SE filed March 29, 1988 in connection with the Corporation's Form 10-K for 1987).

             10uu Trust Agreement between Pacific Telesis Group and Bankers Trust Company, as successor Trustee, in connection with the Pacific Telesis Group Executive Deferral Plan (Exhibit 10uu to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

                   10uu(i) Amendment to Trust Agreement No. 1 effective December 11, 1992 (Exhibit 10uu(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

                   10uu(ii) Amendment to Trust Agreement No. 1, effective May 28, 1993.

                   10uu(iii) Amendment  to Trust  Agreement  No. 1,  effective
                             November 15, 1993.

             10vv Trust Agreement between Pacific Telesis Group and Bankers Trust Company, as successor Trustee, in connection with the Pacific Telesis Group Deferred Compensation Plan for the Nonemployee Directors (Exhibit 10vv to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

                   10vv(i) Amendment to Trust Agreement No. 2 effective December 11, 1992 (Exhibit 10vv(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

                   10vv(ii) Amendment to Trust Agreement No. 2, effective May 28, 1993.

             10ww Pacific Telesis Group Long Term Incentive Award Deferral Plan (Exhibit 10ww to Form SE filed March 27, 1990 in connection with the Corporation's Form 10-K for 1989).

                   10ww(i) Resolutions merging the Plan with the Executive Deferral Plan effective May 22, 1992 (Exhibit 10ww(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for
                             1992).

             10xx Pacific Telesis Group Nonemployee Director Stock Option Plan (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990).

                   10xx(i)   Resolutions amending the Plan, effective April 1,
                             1994.

                   10xx(ii) Provisions of 1994 Stock Incentive Plan terminating the Plan, contingent upon approval of the 1994 Stock Incentive Plan by the Corporation's shareowners on April 29, 1994. (Exhibit 10jj to this Form 10-K).

             10yy Pacific Telesis Group Supplemental Executive Retirement Plan (Exhibit 10yy to Form SE filed April 1, 1991 in connection with the Corporation's Form 10-K for 1990).

                   10yy(i) Resolutions amending the Plan effective November 20, 1992 (Exhibit 10yy(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

                   10yy(ii) Resolutions amending the Plan, effective April 1, 1994 (Filed as Exhibit 10kk(iii) to this Form 10-
                             K).

                   10yy(iii) Trust Agreement  No.  3 between  Pacific  Telesis
                             Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Filed as Exhibit 10kk(iv) to this Form 10-K).

             10zz Pacific Telesis Group Nonemployee Director Stock Grant Plan (Exhibit 10zz to Form SE filed March 26, 1992 in connection with the Corporation's Form 10-K for 1991).

                   10zz(i) Provisions of 1994 Stock Incentive Plan terminating the Plan, contingent upon approval of the 1994 Stock Incentive Plan by the Corporation's shareowners on April 29, 1994. (Exhibit 10jj to this Form 10-K).

             11    Computation of Earnings per Common Share.

             12    Computation of Ratio of Earnings to Fixed Charges.

             13 Pacific Telesis Group's 1994 Proxy Statement, including Pacific Telesis Group's 1993 Consolidated Financial Statements (Filed March 11, 1994, and amended March 14 and March 25, 1994, File No. 1-8609).

             21    Subsidiaries of Pacific Telesis Group.

             23    Consent of Coopers & Lybrand.

             24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

             99a Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees for the year 1993 (To be filed as an amendment within 180 days).

             99b Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried
                   Employees for the year 1993 (To be filed as an amendment within 180 days).

             99c Annual Report on Form 11-K for the AirTouch Communications Retirement Plan for the year 1993 (To be filed as an amendment within 180 days).

          The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

    (b) Reports on Form 8-K:

        Form 8-K, date of report November 2, 1993 was filed with the SEC with the Corporation's two press releases, both issued November 2, 1993 with the following titles: "Pacific Telesis Encouraged by Spin off Decision" and "Pacific Telesis Board Approves Public Stock Offering."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        PACIFIC TELESIS GROUP


BY  /s/ Lydell L. Christensen
    -------------------------
    Lydell L. Christensen, Executive Vice President and
                              Chief Financial Officer
                           (Principal Accounting Officer)

DATE:   March 29, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Sam Ginn,* Chairman of the Board, President and Chief Executive Officer

L. L. Christensen,*  Executive Vice President and Chief Financial Officer

P. J. Quigley,* Group President and Director

C. L. Cox,* Group President and Director

William Clark,* Director                    Ivan J. Houston,* Director

Herman E. Gallegos,* Director               Mary S. Metz,* Director

Donald E. Guinn,* Director                  Lewis E. Platt,* Director

J. R. Harvey,* Director                     Toni Rembe,* Director

P. Hazen,* Director                         S. Donley Ritchey,* Director

F. C. Herringer,* Director



*BY    /s/ Richard W. Odgers
       ---------------------------------
       Richard W. Odgers, attorney-in-fact

DATE:  March 29, 1994

                                                                  Sheet 1 of 1

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                             (Dollars in millions)

- -----------------------------------------------------------------------------
       COL. A     COL. B   COL. C
                                            COL. D             COL. E
- -----------------------------------------------------------------------------
                  Balance
                                          Deductions
                 at End of
                                     ---------------------     Balance
                   Prior              Amounts |  Amounts     at End of
 Name of Debtor   Period  Additions  Collected|Written-off      Period
- -----------------------------------------------------------------------------

AirTouch Communications (a)
- -----------------------

  1993              $858      $874      $1,732        -          $  -
  1992              $523      $971      $  636        -          $858
  1991              $244      $765      $  486        -          $523



- ---------------

(a) Amounts presented herein reflect intercompany borrowings by AirTouch from PacTel Capital Resources ("PTCR"), a wholly owned subsidiary of Pacific Telesis Group. These borrowings, less certain amounts payable to AirTouch, are reflected as current assets within the Corporation's balance sheets as net receivables due from spin-off operations. The borrowings from PTCR were primarily in the form of promissory notes bearing interest at variable rates which averaged 6.1, 5.7, and 8.1 percent, respectively, during 1993, 1992, and 1991. (See also Note J to the 1993 Consolidated Financial Statements contained in the 1994 Proxy Statement.)

                                                                  Sheet 1 of 4

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
                             (Dollars in millions)

- ---------------------------------------------------------------------------
    COL. A            COL. B      COL. C      COL. D    COL. E    COL. F
- ---------------------------------------------------------------------------
                    Balance at                                  Balance at
                   End of Prior  Additions               Other    End of
                      Period      at Cost   Retirements Changes   Period
  Classification     12/31/92       (a)         (b)       (c)    12/31/93
- ---------------------------------------------------------------------------
   Year 1993*

Land and buildings.. $ 2,960     $  108       $   88     $ -      $ 2,980
Cable, conduit, and
  connections.......  10,111        506          123       -       10,494
Central office
  equipment.........   9,493        794          748       3        9,542
Furniture, equipment,
  and other ........   3,028        383          405      (1)       3,005
Construction in
  progress..........     529         63            6       -          586
                    -------------------------------------------------------
Total Property,
  Plant, and
  Equipment ........ $26,121     $1,854       $1,370     $ 2      $26,607
===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                                  Sheet 2 of 4

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
                             (Dollars in millions)

- ---------------------------------------------------------------------------
    COL. A            COL. B      COL. C      COL. D    COL. E    COL. F
- ---------------------------------------------------------------------------
                    Balance at                                  Balance at
                   End of Prior  Additions               Other    End of
                      Period      at Cost   Retirements Changes   Period
  Classification     12/31/91       (a)         (b)       (c)    12/31/92
- ---------------------------------------------------------------------------
   Year 1992**

Land and buildings.. $ 2,784     $  221          $ 45     $ -     $ 2,960
Cable, conduit, and
  connections.......   9,724        490           103       -      10,111
Central office
  equipment.........   9,256        645           406      (2)      9,493
Furniture, equipment,
  and other ........   2,922        426           320       -       3,028
Construction in
  progress..........     469         62             2       -         529
                    -------------------------------------------------------
Total Property,
  Plant, and
  Equipment ........ $25,155     $1,844          $876     $(2)    $26,121
===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                                  Sheet 3 of 4

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
                             (Dollars in millions)

- ---------------------------------------------------------------------------
    COL. A            COL. B      COL. C      COL. D    COL. E    COL. F
- ---------------------------------------------------------------------------
                    Balance at                                  Balance at
                   End of Prior  Additions               Other    End of
                      Period      at Cost   Retirements Changes   Period
  Classification     12/31/90       (a)         (b)       (c)    12/31/91
- ---------------------------------------------------------------------------
   Year 1991**

Land and buildings.. $ 2,628     $  196        $   40     $ -     $ 2,784
Cable, conduit, and
  connections.......  10,905        494         1,675       -       9,724
Central office
  equipment.........   8,802        793           339       -       9,256
Furniture, equipment,
  and other ........   2,902        306           283      (3)      2,922
Construction in
  progress..........     507        (34)            4       -         469
                    -------------------------------------------------------
Total Property,
  Plant, and
  Equipment ........ $25,744     $1,755        $2,341     $(3)    $25,155
===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                                  Sheet 4 of 4
                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT

- --------------------
 *     Excludes amounts for spin-off operations.

** Restated to reflect the planned spin-off of the Corporation's wireless operations, which are excluded from amounts for continuing operations in the current financial statement presentation of Pacific Telesis Group.

(a) Property, plant, and equipment (which consists primarily of telephone plant dedicated to providing telecommunications services) is carried at cost. The cost of self-constructed plant includes employee wages and benefits, materials, and other costs. Regulators allow the Telephone Companies to accrue an allowance for funds used during construction as a cost of constructing certain plant and as an item of miscellaneous income. Additions to property, plant, and equipment under construction are reported net of amounts transferred to in-service classifications upon completion and, as a result, may be negative.

(b) When the Telephone Companies retire or sell property, plant, and equipment, the original cost is credited to the corresponding plant accounts and charged to accumulated depreciation. When the Corporation's holding company and its diversified subsidiaries sell or otherwise dispose of property, plant, and equipment, the original cost is credited to the corresponding asset account, the related accumulated depreciation is debited, and any gain or loss realized is included in miscellaneous income (see Consolidated Statements of Income in "Item 8. Financial Statements and Supplementary Data").

(c)    Primarily   reflects  the  reclassification  of  amounts  within  asset categories.


- -------------------

  The Telephone Companies' provision for depreciation is computed primarily using the remaining-life method, essentially a form of straight-line depreciation, using depreciation rates prescribed by state and federal regulatory agencies. The remaining-life method provides for the full recovery of the investment in telephone plant. For the years 1993, 1992, and 1991 depreciation expressed as a percentage of average depreciable plant was 6.9%, 6.9%, and 7.0%, respectively.


- --------------------

                                                                  Sheet 1 of 3

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION
                             (Dollars in millions)

- ---------------------------------------------------------------------------
    COL. A              COL. B       COL. C    COL. D   COL. E    COL. F
- ---------------------------------------------------------------------------
                      Balance at    Additions

  Balance at
                     End of Prior  Charged to            Other    End of
                        Period      Costs and  Retire-  Changes   Period
  Classification       12/31/92     Expenses    ments     (a)    12/31/93
- ---------------------------------------------------------------------------
   Year 1993*

Land and buildings..    $  456      $   82      $  26    $(12)     $  500
Cable, conduit, and
  connections.......     3,458         495        122     (34)      3,797
Central office
  equipment.........     4,043         797        748      36       4,128
Furniture, equipment,
  and other ........     1,554         363        365     (16)      1,536
                    -------------------------------------------------------
Total Property,
  Plant, and
  Equipment ........    $9,511      $1,737     $1,261    $(26)     $9,961
===========================================================================
  *    Excludes amounts for spin-off operations.

(a) Other changes for 1993 primarily reflects Pacific Bell salvage, cost of removal and reclassifications of amounts within asset categories, offset, in part, by $12 million depreciation charged by the Corporation's real estate subsidiary to a restructuring reserve.

                                                                  Sheet 2 of 3

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION
                             (Dollars in millions)

- ---------------------------------------------------------------------------
    COL. A              COL. B       COL. C    COL. D   COL. E    COL. F
- ---------------------------------------------------------------------------
                      Balance at    Additions

  Balance at
                     End of Prior  Charged to            Other    End of
                        Period      Costs and  Retire-  Changes   Period
  Classification       12/31/91     Expenses    ments     (a)    12/31/92
- ---------------------------------------------------------------------------
   Year 1992*

Land and buildings..    $  401      $   76       $ 23    $  2      $  456
Cable, conduit, and
  connections.......     3,119         459        101     (19)      3,458
Central office
  equipment.........     3,683         810        404     (46)      4,043
Furniture, equipment,
  and other ........     1,458         364        329      61       1,554
                    -------------------------------------------------------
Total Property,
  Plant, and
  Equipment ........    $8,661      $1,709       $857    $ (2)     $9,511
===========================================================================

 * Restated to reflect the planned spin-off of the Corporation's wireless operations, which are excluded from amounts for continuing operations in the current financial statement presentation of Pacific Telesis Group.

(a) Other changes for 1992 primarily reflects Pacific Bell salvage, cost of removal and reclassifications of amounts within asset categories, the effects of which are significantly offset by $12 million depreciation charged by the Corporation's real estate subsidiary to a restructuring reserve.

                                                                  Sheet 3 of 3

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION
                             (Dollars in millions)

- ---------------------------------------------------------------------------
    COL. A              COL. B       COL. C    COL. D   COL. E    COL. F
- ---------------------------------------------------------------------------
                      Balance at    Additions

  Balance at
                     End of Prior  Charged to            Other    End of
                        Period      Costs and  Retire-  Changes   Period
  Classification       12/31/90     Expenses    ments     (a)    12/31/91
- ---------------------------------------------------------------------------
   Year 1991*

Land and buildings..    $  355      $   63     $   25     $ 8      $  401
Cable, conduit, and
  connections.......     4,272         502      1,656       1       3,119
Central office
  equipment.........     3,186         806        352      43       3,683
Furniture, equipment,
  and other ........     1,361         365        276       8       1,458
                    -------------------------------------------------------
Total Property,
  Plant, and
  Equipment ........    $9,174      $1,736     $2,309     $60      $8,661
===========================================================================


 * Restated to reflect the planned spin-off of the Corporation's wireless operations, which are excluded from amounts for continuing operations in the current financial statement presentation of Pacific Telesis Group.


(a)   Other Changes for 1991 consists of:

        Pacific Bell - primarily includes salvage, and
           amortization deferred to 1992 relating to a
           depreciation reserve deficiency per FCC order              $46
        Real estate subsidiary - depreciation charged
           to a restructuring reserve                                  11
        Other                                                           3
                                                                      ----
                                                                      $60
                                                                      ====

                                                                  Sheet 1 of 3

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)

- ---------------------------------------------------------------------------
    COL. A         COL. B            COL. C           COL. D     COL. E
- ---------------------------------------------------------------------------

Allowance for Doubtful Accounts
- -------------------------------
                                    Additions
                              --------------------
                                  (1)        (2)
                              Charged to   Charged
                 Balance at    Costs and  to Other             Balance at
                End of Prior   Expenses   Accounts  Deductions   End of
                   Period         (a)        (b)        (c)      Period
- ---------------------------------------------------------------------------
Year 1993           $130         $163       $140       $295       $138
Year 1992*          $ 98         $160       $165       $293       $130
Year 1991*          $ 85         $124       $126       $237       $ 98
===========================================================================

Reserve for Discontinuance of Real Estate Operations
- ----------------------------------------------------

                                    Additions
                              --------------------
                                  (1)        (2)
                              Charged to   Charged
                 Balance at    Costs and  to Other             Balance at
                End of Prior   Expenses   Accounts  Deductions   End of
                   Period         (d)                            Period
- ---------------------------------------------------------------------------
Year 1993           $ 33         $347        $0         $42       $338
Year 1992           $ 75         $  0        $0         $42       $ 33
Year 1991           $100         $  0        $0         $25       $ 75
===========================================================================



See accompanying notes on Sheet 3 of 3.

                                                                  Sheet 2 of 3

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)


- ---------------------------------------------------------------------------
    COL. A         COL. B            COL. C           COL. D     COL. E
- ---------------------------------------------------------------------------

Reserve for Restructuring-Pacific Bell
- --------------------------------------

                                    Additions
                              --------------------
                                  (1)        (2)
                              Charged to   Charged
                 Balance at    Costs and  to Other             Balance at
                End of Prior   Expenses   Accounts               End of
                   Period         (e)        (f)    Deductions   Period
- ---------------------------------------------------------------------------
Year 1993           $101         $977        $43        $ 24     $1,097
Year 1992           $165         $  0        $ 0        $ 64     $  101
Year 1991           $  0         $166        $21        $ 22     $  165
===========================================================================

Various Other Reserves
- ----------------------
                                    Additions
                              --------------------
                                  (1)        (2)
                 Balance at   Charged to   Charged             Balance at
                End of Prior   Costs and  to Other               End of
                   Period      Expenses   Accounts  Deductions   Period
- ---------------------------------------------------------------------------
Year 1993            $27         $107        $0         $44        $90
Year 1992            $ 9         $ 18        $0         $ 0        $27
Year 1991            $ 9         $  0        $0         $ 0        $ 9
===========================================================================





See accompanying notes on Sheet 3 of 3.

                                                                  Sheet 3 of 3


                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS




- --------------------

 * Restated to reflect the planned spin-off of the Corporation's wireless operations, which are excluded from amounts for continuing operations in the current financial statement presentation of Pacific Telesis Group.

(a) Provision for uncollectibles includes certain direct write-off items which are not reflected in this account.

(b) Amounts in this column reflect items of uncollectible interstate and intrastate accounts receivable purchased from and billed for AT&T and other interexchange carriers under contract arrangements.

(c) Amounts in this column reflect items written off, net of amounts previously written off but subsequently recovered.

(d) Costs and expenses for 1993 reflect an additional pre-tax loss reserve of $347 million to cover potential future losses on real estate sales and estimated operating losses of the Corporation's wholly owned real estate subsidiary during the planned sales period. An earlier reserve of $100 million had been recorded in 1990.

(e)  In  1993   and  1991,   respectively,  Pacific   Bell  recorded   pre-tax
     restructuring  charges  to  recognize  the   incremental  cost  of  force
     reductions.

(f)  Amounts in this column reflect items capitalized to construction.


- --------------------

                                                                  Sheet 1 of 4

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                             (Dollars in millions)

- ---------------------------------------------------------------------------
    Col. A            Col. B    Col. C      Col. D     Col. E     Col. F
- ---------------------------------------------------------------------------
                                                                 Weighted
                                                                  Average
                               Weighted                Average   Interest
                                Average    Maximum     Amount      Rate
                               Interest     Amount   Outstanding  During
                      Balance   Rate at  Outstanding  During the    the
                      at End    End of      at any      Period    Period
Description          of Period  Period    Month-End      (a)        (b)
- ---------------------------------------------------------------------------

Year 1993*

Notes Payable to
  Banks (c)......       $  4     6.12%      $  168       $ 45      5.06%


Commercial
  Paper (d)......        586     3.23%      $1,002       $567      3.20%

                      ------
Total ...........       $590
                      ======

===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                                  Sheet 2 of 4

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                             (Dollars in millions)

- ---------------------------------------------------------------------------
    Col. A            Col. B    Col. C      Col. D     Col. E     Col. F
- ---------------------------------------------------------------------------
                                                                 Weighted
                                                                  Average
                               Weighted                Average   Interest
                                Average    Maximum     Amount      Rate
                               Interest     Amount   Outstanding  During
                      Balance   Rate at  Outstanding  During the    the
                      at End    End of      at any      Period    Period
Description          of Period  Period    Month-End      (a)        (b)
- ---------------------------------------------------------------------------

Year 1992**

Notes Payable to
  Banks (c)......     $  183     4.44%        $283       $212      6.81%


Commercial
  Paper (d)......        880     3.48%        $880       $707      3.74%

                      ------
Total ...........     $1,063
                      ======

===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                                  Sheet 3 of 4

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                             (Dollars in millions)

- ---------------------------------------------------------------------------
    Col. A            Col. B    Col. C      Col. D     Col. E     Col. F
- ---------------------------------------------------------------------------
                                                                 Weighted
                                                                  Average
                               Weighted                Average   Interest
                                Average    Maximum     Amount      Rate
                               Interest     Amount   Outstanding  During
                      Balance   Rate at  Outstanding  During the    the
                      at End    End of      at any      Period    Period
Description          of Period  Period    Month-End      (a)        (b)
- ---------------------------------------------------------------------------

Year 1991**

Notes Payable to
  Banks (c).......      $204     5.34%      $  215       $201      7.33%

Commercial
  Paper (d).......       707     4.94%      $1,143       $752      5.97%

                        ----

Total ............      $911
                        ====

===========================================================================

See accompanying notes on Sheet 4 of 4.

                                                                  Sheet 4 of 4

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS


- --------------------------

 *   Excludes amounts for spin-off operations.

** Restated to reflect the planned spin-off of the Corporation's wireless operations, which are excluded from amounts for continuing operations in the current financial statement presentation of Pacific Telesis Group.

(a) Computed by dividing the aggregate daily amount outstanding by the number of days in the year.

(b) Computed by dividing the aggregate related interest expense by the average amount outstanding during the year.

(c) Comprised primarily of borrowings under informal lines of credit with original maturities of 360 days or less.

(d)  Original maturities of 120 days or less.





- --------------------------

        TELESIS(R) is a registered trademark of Pacific Telesis Group.

                                 EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. All other exhibits are provided as part of the electronic transmission. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8609.

  Exhibit
  Number                          Description
  -------                         -----------

    2a Modification of Final Judgment (Exhibit (28) to Form 8-K, date of report August 24, 1982, File No. 1-1105).

    2b Plan of Reorganization (Exhibit (2) to Form 8-K, date of report December 16, 1982, File No. 1-1105).

    2c March 14, 1983 Motion to Approve Amended Plan of Reorganization (Exhibit (2)a to Form 8-K, date of report March 14, 1983, File No. 1-1105).

    2d March 25, 1983 Motion to Approve Plan of Reorganization as Further Amended (Exhibit (2)b to Form 8-K, date of report March 14, 1983, File No. 1-1105).

    2e    April 7, 1983  Motion to Approve Plan of Reorganization   as Further
          Amended (Exhibit (2)c to Form 8-K, date of report March 14, 1983, File No. 1-1105).

    2f Order issued April 20, 1983 in "U.S. v. Western Electric Company, Incorporated et al.," by the United States District Court for the District of Columbia, Civil Action No. 82-0192 (Exhibit (2) to Form 8-K, date of report April 20, 1983, File No. 1-1105).

    2g August 5, 1983 Memorandum and Order of United States District Court for the District of Columbia approving Plan of Reorganization as Amended (Exhibit (2) to Form 8-K, date of report July 8, 1983, File No. 1-1105).

    2h September 10, 1987 Opinion and Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated, et. al.," Civil Action No. 82-0192. (Exhibit 2h to Form SE filed November 10, 1987 in connection with the Corporation's Form 10-Q for the quarter ended September 30,
          1987).

    2i March 7, 1988 Opinion and Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated et al.," Civil Action No. 82-0192 (Exhibit 2h to Form SE filed March 29, 1988 in connection with the Corporation's Form 10-K for 1987).

    2j    April  3,  1990  Opinion of  the  United  States  Court of  Appeals,
          District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al., "Case Nos. 87-5388 et al. (Exhibit 2j to Form SE filed May 11, 1990 in connection with the Corporation's Form 10-Q for the quarter ended March 31, 1990).

    2k July 25, 1991 Opinion & Order of the United States District Court for the District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Civil Action No. 82-0192 (Exhibit 2k to Form SE filed August 12, 1991 in connection with the Corporation's Form 10-Q for the quarter ended June 30, 1991).

    2l October 7, 1991 Order of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al.," Case Nos. 91-5263, et al. (Exhibit 2l to Form SE filed March 26, 1992 in connection with the Corporation's Form 10-K for 1991).

    2m May 28, 1993 Order of the United States Court of Appeals, District of Columbia in "U.S. v. Western Electric Company, Incorporated, et al., and National Assn. of Broadcasters, et al.," Case Nos. 91-5263, et al. (Exhibit 2m filed August 12, 1993, in connection with the Corporation's Form 10-Q for the quarter ended June 30, 1993).

    2n    December  28,  1993 Order  of the  United  States Court  of Appeals,
          District  of   Columbia  in  "U.S.  v.   Western  Electric  Company,
          Incorporated, et al.," Case Nos. 92-5111, et al.

    3a Articles of Incorporation of Pacific Telesis Group, as amended to June 17, 1988 (Exhibit 2b to Registration Statement No. 33-24765).

    3b By-Laws of Pacific Telesis Group, as amended to September 24, 1993 (Exhibit 3b to Registration Statement No. 33-50897, filed November 2, 1993, File No. 1-8609).

    4a No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Telesis Group and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Telesis Group hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    4b Rights Agreement, dated as of September 22, 1989, between Pacific Telesis Group and The First National Bank of Boston, as successor Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate (Exhibits 1 and 2 to Form SE filed September 25, 1989 as part of Form 8-A, File No. 1-8609).

    10a Reorganization and Divestiture Agreement dated as of November 1, 1983 between American Telephone and Telegraph Company, Pacific Telesis Group and its affiliates (Exhibit (10)a to Form 10-K for
          1983).

    10b Agreement Concerning Patents, Technical Information and Copyrights dated as of November 1, 1983 between American Telephone and Telegraph Company and Pacific Telesis Group (Exhibit (10)g to Form 10-K for 1983).

    10c Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements dated as of November 1, 1983 among American Telephone and Telegraph Company, Bell System Operating Companies and Regional Holding Companies (including Pacific Telesis Group and affiliates) (Exhibit (10)j to Form 10-K for 1983).

    10d Agreement Regarding Allocation of Contingent Liabilities dated as of January 28, 1985 between American Telephone and Telegraph Company, American Information Technologies Corporation, Bell Atlantic
          Corporation, BellSouth Corporation, NYNEX Corporation, Pacific Telesis Group and Southwestern Bell Corporation (Exhibit 10c to Form SE filed March 26, 1986 in connection with the Corporation's Form 10-K for 1985).

    10e Separation Agreement by and between the Corporation and PacTel Corporation dated as of October 7, 1993, and amended November 2, 1993 and March 25, 1993.

    10aa Pacific Telesis Group Senior Management Short Term Incentive Plan (Exhibit 10aa to Registration Statement No. 2-87852).

          10aa(i)   Resolutions amending  the Plan, effective  August 28, 1987
                    (Exhibit  10aa(i)   Form  SE   filed  March 26,  1992   in
                    connection with the Corporation's Form 10-K for 1991).

    10bb Pacific Telesis Group Senior Management Long Term Incentive Plan (Exhibit 10bb to Form SE filed March 26, 1986 in connection with the Corporation's Form 10-K for 1985).

    10cc Pacific Telesis Group Executive Life Insurance Plan (Exhibit 10cc to Form SE filed March 27, 1987 in connection with the Corporation's Form 10-K for 1986).

          10cc(i)   Resolutions amending the Plan, effective April 1, 1994.

    10dd  Pacific  Telesis Group  Senior Management  Long Term  Disability and
          Survivor Protection  Plan (Exhibit 10dd   to Form SE filed March 23,
          1989 in connection with the Corporation's Form 10-K for 1988).

          10dd(i) Resolutions amending the Plan effective May 22, 1992 and November 20, 1992 (Exhibit 10dd(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

    10ee Pacific Telesis Group Senior Management Transfer Program (Exhibit 10ee to Registration Statement No. 2-87852).

    10ff Pacific Telesis Group Senior Management Financial Counseling Program (Exhibit 10ff to Registration Statement No. 2-87852).

    10gg Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors (Exhibit 10gg to Form SE filed April 1, 1991 in connection with the Corporation's Form 10-K for 1990).

          10gg(i) Resolutions amending the Plan effective December 21, 1990, November 20, 1992 and December 18, 1992 (Exhibit 10gg(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

          10gg(ii)  Resolutions amending the Plan, effective April 1, 1994.

    10hh Description of Pacific Telesis Group Directors' and Officers' Liability Insurance Program.

    10ii Description of Pacific Telesis Group Plan for Nonemployee Directors' Travel Accident Insurance (Exhibit 10ii to Form SE filed March 26, 1990 in connection with the Corporation's Form 10-K for 1989).

    10jj Pacific Telesis Group 1994 Stock Incentive Plan (Attachment A to Pacific Telesis Group's 1994 Proxy Statement, including Pacific
          Telesis Group's 1993 Consolidated Financial Statements (Filed March 11, 1994, and amended March 14 and March 25, 1994, File No. 1-8609)).

    10kk  Pacific  Telesis   Group  Executive  Non-Qualified  Pension     Plan
          (Exhibit 10kk to Form SE filed April 1, 1991 in connection with the Corporation's Form 10-K for 1990).

          10kk(i) Resolutions amending the Plan, effective as of June 28, 1991. (Exhibit 10kk(i) to Form SE filed March 26, 1992 in connection with the Corporation's Form 10-K for 1991).

          10kk(ii) Resolutions amending the Plan effective May 22, 1992 and November 20, 1992 (Exhibit 10kk(ii) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

          10kk(iii) Resolutions amending the Plan, effective April 1, 1994.

          10kk(iv) Trust Agreement No. 3 between Pacific Telesis Group and Bankers Trust Company in connection with Pacific Telesis Group executive supplemental pension benefits.

    10ll Pacific Telesis Group Executive Deferral Plan (Exhibit 10ll to Form SE filed March 26, 1990 in connection with the Corporation's Form 10-K for 1989).

          10ll(i) Resolutions amending the Plan effective November 20, 1992 and December 23, 1992 (Exhibit 10ll(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

          10ll(ii) Resolutions amending the Plan, effective November 15, 1993 and January 1, 1994.

          10ll(iii) Resolutions amending the Plan, effective April 1, 1994.

    10mm Pacific Telesis Group Mid-Career Hire Program (Exhibit 10mm to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

    10nn Pacific Telesis Group Mid-Career Pension Plan (Exhibit 10nn to Form SE filed March 27, 1987 in connection with the Corporation's Form 10-K for 1986).

          10nn(i) Resolutions amending the Plan effective May 22, 1992 and November 20, 1992 (Exhibit 10nn(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

          10nn(ii) Resolutions amending the Plan, effective April 1, 1994 (Filed as exhibit 10kk(iii) to this Form 10-K).

          10nn(iii) Trust Agreement  No. 3  between Pacific Telesis  Group and
                    Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Filed as
                    Exhibit 10kk(iv) to this Form 10-K).

    10oo Pacific Telesis Group Stock Option and Stock Appreciation Rights Plan (Plan Text, Sections 1-17, in Registration Statement No. 33-15391).

          10oo(i) Resolutions amending the Plan effective November 17, 1989 and June 26, 1992 (Exhibit 10oo(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

          10oo(ii)  Resolutions amending the Plan, effective April 1, 1994.

    10pp Employment Contracts for Certain Senior Officers of Pacific Telesis Group (Exhibit 10pp to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

          10pp(i)   Schedule to Exhibit 10pp.

          10pp(ii)  Employment   contracts  for  certain  senior  officers  of
                    Pacific Telesis Group.

    10qq  Reserved.

    10rr  Executive supplemental benefit agreement.

    10ss Pacific Telesis Group Outside Directors' Retirement Plan (Exhibit 10ss to Form SE filed March 15, 1985 in connection with the Corporation's Form 10-K for 1984).

          10ss(i) Resolution amending the Plan effective May 25, 1990 (Exhibit 10ss(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

    10tt Representative Indemnity Agreement between Pacific Telesis Group and certain of its officers and each of its directors (Exhibit 10tt to Form SE filed March 29, 1988 in connection with the Corporation's Form 10-K for 1987).

    10uu Trust Agreement between Pacific Telesis Group and and Bankers Trust Company, as successor Trustee, in connection with the Pacific Telesis Group Executive Deferral Plan (Exhibit 10uu to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for
          1988).

          10uu(i) Amendment to Trust Agreement No. 1 effective December 11, 1992 (Exhibit 10uu(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

          10uu(ii)  Amendment  to Trust  Agreement  No. 1,  effective May  28,
                    1993.

          10uu(iii) Amendment to Trust Agreement No. 1, effective November 15,
                    1993.

    10vv  Trust  Agreement between  Pacific  Telesis Group  and Bankers  Trust
          Company, as successor Trustee, in connection with the Pacific Telesis Group Deferred Compensation Plan for the Nonemployee Directors (Exhibit 10vv to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

          10vv(i) Amendment to Trust Agreement No. 2 effective December 11, 1992 (Exhibit 10vv(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

          10vv(ii)  Amendment  to Trust  Agreement  No. 2,  effective May  28,
                    1994.

    10ww Pacific Telesis Group Long Term Incentive Award Deferral Plan (Exhibit 10ww to Form SE filed March 27, 1990 in connection with the Corporation's Form 10-K for 1989).

          10ww(i) Resolutions merging the Plan with the Executive Deferral Plan effective May 22, 1992 (Exhibit 10ww(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

    10xx  Pacific  Telesis  Group  Nonemployee  Director  Stock  Option   Plan
          (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990).

          10xx(i)   Resolutions amending the Plan, effective April 1, 1994.

          10xx(ii) Provisions of 1994 Stock Incentive Plan terminating the Plan, contingent upon approval of the 1994 Stock Incentive Plan by the Corporation's shareowners on April 29, 1994. (Exhibit 10jj to this Form 10-K).

    10yy  Pacific   Telesis  Group  Supplemental   Executive  Retirement  Plan
          (Exhibit 10yy to Form SE filed April 1, 1991 in connection with the Corporation's Form 10-K for 1990).

          10yy(i) Resolutions amending the Plan effective November 20, 1992 (Exhibit 10yy(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

          10yy(ii) Resolutions amending the Plan, effective April 1, 1994 (Filed as Exhibit 10kk(iii) to this Form 10-K).

          10yy(iii) Trust Agreement  No. 3  between Pacific Telesis  Group and
                    Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Filed as Exhibit 10kk(iv) to this Form 10-K).

    10zz Pacific Telesis Group Nonemployee Director Stock Grant Plan (Exhibit 10zz to Form SE filed March 26, 1992 in connection with the Corporation's Form 10-K for 1991).

          10zz(i) Provisions of 1994 Stock Incentive Plan terminating the Plan, contingent upon approval of the 1994 Stock Incentive Plan by the Corporation's shareowners on April 29, 1994. (Exhibit 10jj to Form 10-K).

      11  Computation of Earnings per Common Share.

      12  Computation of Ratio of Earnings to Fixed Charges.

      13 Pacific Telesis Group's 1994 Proxy Statement, including Pacific Telesis Group's 1993 Consolidated Financial Statements (Filed March 11, 1994, and amended March 14 and March 25, 1994, File No. 1-8609).

      21  Subsidiaries of Pacific Telesis Group.

      23  Consent of Coopers & Lybrand.

      24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

     99a  Annual  Report   on  Form  11-K   for  the  Pacific   Telesis  Group
          Supplemental Retirement and Savings Plan for Salaried Employees for the year 1993 (To be filed as an amendment within 180 days).

     99b  Annual  Report  on  Form  11-K  for  the    Pacific    Telesis Group
          Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1993 (To be filed as an amendment within 180 days).

     99c  Annual  Report   on  Form  11-K  for   the  AirTouch  Communications
          Retirement Plan for the year 1993 (To be filed as an amendment within 180 days).