Form 10-Q
period 1994-03-31
PACIFIC TELESIS GROUP
filed 1994-05-13
CIK 732716

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1994


                                      OR


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-8609


                             PACIFIC TELESIS GROUP


                        I.R.S. Employer No. 94-2919931


                             A Nevada Corporation


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



         At April 30, 1994 424,065,165 common shares were outstanding.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                     Page
                                                                    Number
                                                                    ------


PART I.  FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............       3

           Condensed Consolidated Statements of Income ...........       4

           Condensed Consolidated Balance Sheets .................       6

           Condensed Consolidated Statements of
               Shareowners' Equity ...............................       7

           Condensed Consolidated Statements of Cash Flows .......       8

           Notes to Condensed Consolidated Financial Statements ..      10

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ....................      13




PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K ........................      21


SIGNATURE ........................................................      22
- - ---------

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements



                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Pacific Telesis Group:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Telesis Group and Subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income, shareowners' equity, and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pacific Telesis Group and Subsidiaries as of December 31, 1993, and the related consolidated statements of income, shareowners' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






/s/ Coopers & Lybrand
San Francisco, California
May 13, 1994

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                      For the 3 Months Ended
                                                             March 31,
                                                      ----------------------
                                                           1994        1993
OPERATING REVENUES                                     ---------   ---------
Local service .......................................    $  856     $   856
Network access
  Interstate ........................................       409         402
  Intrastate ........................................       175         168
Toll service ........................................       498         516
Other service revenues...............................       356         344
                                                       ---------   ---------
TOTAL OPERATING REVENUES ............................     2,294       2,286
                                                       ---------   ---------
OPERATING EXPENSES
Cost of products and services .......................       476         509
Customer operations and
  selling expenses ..................................       422         417
General, administrative, and
  other expenses ....................................       407         387
Restructuring charges ...............................         -         413
Depreciation and amortization .......................       441         435
                                                       ---------   ---------
TOTAL OPERATING EXPENSES ............................     1,746       2,161
                                                       ---------   ---------
OPERATING INCOME ....................................       548         125
Interest expense ....................................       108         125
Miscellaneous income ................................        12           9
                                                       ---------   ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES................................       452           9
Income taxes ........................................       170           3
                                                       ---------   ---------
INCOME FROM CONTINUING OPERATIONS....................       282           6

Income (loss) from spin-off
  operations, net of tax (Notes A and B).............        23          (9)
                                                       ---------   ---------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES ......................       305          (3)
Cumulative effect of
  accounting changes ................................         -      (1,724)
                                                       ---------   ---------
NET INCOME (LOSS) ...................................    $  305     $(1,727)
                                                       =========   =========

                                  (Continued)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Continued)
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                      For the 3 Months Ended
                                                             March 31,
                                                      ----------------------
                                                           1994        1993
                                                       ---------   ---------

Earnings (loss) per share:
  Income from continuing operations .................     $ 0.67     $ 0.01
  Income (loss) from spin-off operations ............       0.05      (0.02)
                                                       ---------   ---------
  Income (loss) before cumulative
    effect of accounting changes ....................       0.72      (0.01)
  Cumulative effect of
    accounting changes ..............................          -      (4.24)
                                                       ---------   ---------
  Net income (loss) .................................     $ 0.72     $(4.25)
                                                       =========   =========
Dividends per share .................................     $0.545     $0.545
Average shares outstanding
  (thousands) .......................................    423,695    406,660

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                 March 31,     December 31,
                                                    1994             1993
                                                -----------    ------------
ASSETS:                                         (Unaudited)

Cash and cash equivalents ...................      $    59         $    69
Accounts receivable -(net of allowances for
  uncollectibles of $145 and $138 in 1994 and
  1993, respectively) .......................        1,533           1,548
Prepaid expenses and other current assets....        1,015           1,029
                                                -----------     -----------
Total current assets ........................        2,607           2,646
                                                -----------     -----------
Property, plant, and equipment - at cost ....       26,558          26,607
  Less:  accumulated depreciation ...........      (10,055)         (9,961)
                                                -----------     -----------
Property, plant, and equipment - net ........       16,503          16,646
                                                -----------     -----------
Net assets of spin-off operations
  (Notes A and B) ...........................        2,901           2,874
                                                -----------     -----------
Deferred charges and other noncurrent assets.        1,324           1,271
                                                -----------     -----------
TOTAL ASSETS ................................      $23,335         $23,437
                                                ===========     ===========
LIABILITIES AND SHAREOWNERS' EQUITY:

Accounts payable and accrued liabilities ....      $ 1,707         $ 1,645
Debt maturing within one year ...............          308             595
Other current liabilities ...................        1,139           1,168
                                                -----------     -----------
Total current liabilities....................        3,154           3,408
                                                -----------     -----------
Long-term obligations .......................        5,141           5,129
                                                -----------     -----------
Deferred income taxes .......................        1,588           1,598
                                                -----------     -----------
Spin-off stock distribution payable (Note B).        2,901               -
                                                -----------     -----------
Other noncurrent liabilities and
  deferred credits ..........................        5,529           5,516
                                                -----------     -----------
Commitments and contingencies (Notes C and D)

Total shareowners' equity....................        5,022           7,786
                                                -----------     -----------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY ...      $23,335         $23,437
                                                ===========     ===========

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                             (Dollars in millions)
                                  (Unaudited)

                                                   For the 3 Months Ended
                                                           March 31,
                                                   ----------------------
                                                      1994         1993
                                                   --------     --------
COMMON STOCK
  Balance at beginning of period ...............   $    43      $    43
                                                   --------     --------
  Balance at end of period .....................        43           43
                                                   --------     --------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period ...............     6,372        5,220
  Spin-off stock distribution (Note B)..........    (2,901)           -
  Issuance of shares ...........................        22           (5)
  Other changes ................................         1            3
                                                   --------     --------
  Balance at end of period .....................     3,494        5,218
                                                   --------     --------

REINVESTED EARNINGS
  Balance at beginning of period ...............     2,040        4,459
  Net income (loss) ............................       305       (1,727)
  Dividends declared ...........................      (231)        (223)
  Other changes.................................        (7)           8
                                                   --------     --------
  Balance at end of period .....................     2,107        2,517
                                                   --------     --------

TREASURY STOCK
  Balance at beginning of period ...............      (283)      (1,011)
  Issuance of shares ...........................        27          145
                                                   --------     --------
  Balance at end of period .....................      (256)        (866)
                                                   --------     --------

DEFERRED COMPENSATION - LESOP TRUST
  Balance at beginning of period ...............      (386)        (460)
  Cost of trust shares allocated
    to employee accounts .......................        20           23
                                                   --------     --------
  Balance at end of period .....................      (366)        (437)
                                                   --------     --------
TOTAL SHAREOWNERS' EQUITY ......................   $ 5,022      $ 6,475
                                                   ========     ========

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)         For the 3 Months Ended
                                                              March 31,
                                                      ----------------------
                                                           1994        1993
CASH FROM (USED FOR) OPERATING ACTIVITIES:             ---------   ---------
Net income (loss)...................................      $ 305     $(1,727)
Adjustments to net income (loss):
  (Income) loss from spin-off operations (Note A)...        (23)          9
  Cumulative effect of accounting changes ..........          -       1,724
  Restructuring charges ............................          -         413
  Depreciation and amortization ....................        441         435
  Deferred income taxes ............................        (32)        (42)
  Changes in operating assets and liabilities:
    Accounts receivable ............................         13          32
    Prepaid expenses and other current assets ......         (7)        (38)
    Deferred charges and other noncurrent assets ...        (29)         45
    Accounts payable and accrued liabilities .......         82        (224)
    Other current liabilities.......................        (29)         32
    Noncurrent liabilities and deferred credits ....         29         (76)
  Other adjustments, net ...........................        (55)         (6)
                                                      ----------   ---------
Cash from operating activities of continuing
  operations........................................        695         577
                                                      ----------   ---------
CASH FROM (USED FOR) INVESTING ACTIVITIES:
Additions to property, plant, and equipment ........       (347)       (388)
Net investment in spin-off operations...............         (3)       (565)
Decrease in net receivable from
  spin-off operations ..............................         25         448
Other investing activities, net ....................         23          58
                                                      ----------   ---------
Cash used for investing activities .................       (302)       (447)
                                                      ----------   ---------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of common and
  treasury shares ..................................         98         112
Proceeds from issuance of long-term debt ...........         10       1,319
Retirements of long-term debt ......................          -        (342)
Dividends paid .....................................       (214)       (183)
Decrease in short-term borrowings, net .............       (287)       (524)
Other financing activities, net ....................        (10)        (15)
                                                      ----------   ---------
Cash from (used for) financing activities ..........       (403)        367
                                                      ----------   ---------
Increase (decrease) in cash and cash equivalents ...        (10)        497
Cash and cash equivalents at January 1 .............         69          74
                                                      ----------   ---------
Cash and cash equivalents at March 31...............      $  59     $   571
                                                      ==========   =========


                                  (Continued)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                             (Dollars in millions)
                                  (Unaudited)

                                                      For the 3 Months Ended
                                                              March 31,
                                                      ----------------------
                                                           1994        1993
- - ----------------------------------------------------------------------------
Cash payments for:
  Interest .........................................    $   131     $   131
  Income taxes .....................................    $    33     $   118
- - ----------------------------------------------------------------------------

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.  BASIS OF PRESENTATION

    The Condensed Consolidated Financial Statements include the accounts of Pacific Telesis Group (the "Corporation") and its wholly and majority owned subsidiaries. The Corporation includes a holding company, Pacific Telesis; its telephone subsidiaries: Pacific Bell and its subsidiaries, Pacific Bell Directory and Pacific Bell Information Services, and Nevada Bell (the "Telephone Companies"); and several smaller units.

    The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with both the Corporation's 1993 annual report on Form 10-K and its 1994 Proxy Statement that includes the audited 1993 financial statements.

    In management's opinion, the Condensed Consolidated Financial Statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for each interim period shown. The Condensed Consolidated Financial Statements have been reviewed by Coopers & Lybrand, independent accountants. Their report is on page 3.

    The Corporation's financial statements have been reclassified to conform to the current presentation. The Corporation's interests in the operating results and net assets of AirTouch Communications ("AirTouch") are classified separately as "spin-off operations." These are excluded from amounts for "continuing operations." (See also Note B - "Spin-off" following.) In addition, the Corporation's cash flow statements exclude the activities of AirTouch. Intercompany transactions with AirTouch and its subsidiaries which were previously eliminated in consolidation are now reflected in the Corporation's financial statements. Financial information presented for AirTouch in the Pacific Telesis Group consolidated financial statements has been prepared solely for the purpose of reporting Pacific Telesis Group results and should not be viewed as a report on the results of AirTouch itself.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

B.  SPIN-OFF

    Effective April 1, 1994, the Corporation spun off to shareowners its domestic and international cellular, paging, and other wireless operations in a one-for-one stock distribution of its 86 percent interest in AirTouch. As of March 31, 1994, the distribution is reflected in the Corporation's balance sheet as a stock distribution payable. As a result, the Corporation's shareowners' equity was reduced by $2,901 million during first quarter 1994. The stock distribution payable is recorded at the carrying amount of the net assets of spin-off operations. Effective with the spin-off's completion on April 1, 1994, the net assets of spin-off operations and the stock distribution payable will no longer be carried within the Corporation's balance sheet. The stock distribution itself is a noncash transaction which will not affect the Corporation's cash flow statement.

    Under a separation agreement, any unrecorded non-tax contingent liabilities that become certain after the spin-off date will be allocated based on origin of the claim, and acts by, or benefits to, the Corporation or AirTouch. Effective with the spin-off, the Corporation's responsibilities terminate in connection with any future obligations under AirTouch's joint venture agreement with Cellular Communications, Inc., as well as various off-balance-sheet financial instruments used by AirTouch. As of December 31, 1993, these financial instruments included foreign currency swap and forward contracts with face amounts totaling $291 million.


C.  PRIOR YEAR ACCOUNTING CHANGES AND RESTRUCTURING CHARGES

    Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions," and Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits." These new rules require a change from the cash to the accrual method of accounting for these costs. The cumulative effects of applying the new rules to prior years were recognized in first quarter 1993 by one-time charges applicable to continuing operations totaling $1.724 billion. The charges are net of deferred income tax benefits of $1.155 billion and reduced earnings applicable to continuing operations by $4.24 per share. Under decisions by the California Public Utilities Commission (the "CPUC"), Pacific Bell was granted $100 and $108 million for 1994 and 1993, respectively, for partial recovery of its higher costs under SFAS 106. Two ratepayer advocacy groups have each challenged certain aspects of the original CPUC decision adopting SFAS 106 for ratemaking, which could affect Pacific Bell's rate recovery. The Corporation is unable to predict the outcome of these pending challenges.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

C.  PRIOR YEAR ACCOUNTING CHANGES AND RESTRUCTURING CHARGES (Continued)

    As previously reported, the Corporation recorded pre-tax restructuring charges during first quarter 1993 relating to its planned disposal of real estate assets, the spin-off of AirTouch, and other restructuring activities. Overall, these charges reduced first quarter 1993 income from continuing operations by $258 million, or $.63 per share.


D.  LOAN GUARANTEE CONTINGENCY

    In June 1990, Prime Cable of Chicago, Inc. ("Prime Cable"), acquired certain Chicago cable television properties from Group W. The Corporation, through its PacTel Cable subsidiary, holds options to purchase up to a 75 percent interest in Prime Cable upon receiving the necessary regulatory and legal approvals. TC Cable, Inc. ("TC Cable") now holds this interest. PacTel Capital Funding, a wholly owned subsidiary of the Corporation, has guaranteed bank financing used by TC Cable and its parent corporation to acquire this interest. The guarantees cover initial loan amounts of $60 million as well as interest accruing on the loans which will be added to the outstanding loan balances up to an aggregate of $136 million. In the Corporation's opinion, the likelihood that it will be required to pay principal or interest on this debt under these guarantees is remote.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Effective April 1, 1994, Pacific Telesis Group (the "Corporation") spun off to shareowners its domestic and international cellular, paging, and other wireless operations in a one-for-one stock distribution of its 86 percent interest in AirTouch Communications ("AirTouch"). (See Note B - "Spin-off" on page 11.) The Corporation continues to own its telephone subsidiaries, Pacific Bell and Nevada Bell (the "Telephone Companies"), along with several smaller units. The Corporation's share of the operating results of AirTouch each period is classified separately within the Corporation's financial statements as "spin-off operations." These operations are excluded from the revenues and expenses of "continuing operations" discussed in this section.

The following discussions and data compare the three-month period ended March 31, 1994 to the corresponding period in 1993. Results for the first three months of 1994 may not be indicative of results for the full year. (See discussions of "Pending Regulatory Issues" beginning on page 19.)

A summary of supplemental financial and operating data is shown below:

                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
                                                                        %
Selected Operating Data*                               1994    1993  Change
- - ----------------------------------------------------------------------------
Return on shareowners' equity (%)...................   22.3   (98.0)      -
Operating ratio (%).................................   76.1    94.6   -19.6
Total employees at March 31......................... 53,660  56,535    -5.1
Revenues per employee ($ in thousands)..............     42      40     5.0
Telephone Company employees per
  ten thousand access lines**.......................   34.0    36.5    -6.8
- - ----------------------------------------------------------------------------
 *  continuing operations
**  excludes Pacific Bell Directory employees


Earnings
- - --------

For first quarter 1994, the Corporation reported earnings of $305 million, or $0.72 per share, compared to a reported loss a year ago of $1.7 billion, or $4.25 per share. Last year's first quarter results reflected after-tax charges of $1.7 billion relating to the Corporation's adoption of new accounting standards and $258 million of after-tax restructuring charges. Without last year's charges and one-time effects in the current quarter, earnings from continuing operations would have increased about nine percent.

Operating Revenues
- - ------------------
                                                      For the 3 Months Ended
                                                              March 31,
                                                      ----------------------
                                                                         %
Volume Indicators                                       1994    1993  Change
- - ----------------------------------------------------------------------------
Customer switched access
  lines in service at
  March 31 (thousands)..............................  14,986  14,645    2.3
Carrier access minutes-of-use (millions)............  13,184  12,004    9.8
  Interstate........................................   7,872   6,993   12.6
  Intrastate........................................   5,312   5,011    6.0
Toll messages (millions)* ..........................   1,096   1,039    5.5
- - ----------------------------------------------------------------------------
* Toll messages for 1993 have been restated to conform to the current presentation.


                                                      For the 3 Months Ended
                                                              March 31,
                                                      ----------------------
(Dollars in millions)                                   1994    1993  Change
- - ----------------------------------------------------------------------------

Total operating revenues ............................ $2,294  $2,286   $  8
                                                                        0.3%
- - ----------------------------------------------------------------------------

Although revenues for first quarter 1994 increased only slightly, the Corporation noted faster growth in access lines and carrier access minutes-of-use. Revenue increases from customer demand were, however, largely offset by price cap rate reductions. These rate reductions were ordered by the
California Public Utilities Commission (the "CPUC") and the Federal Communications Commission (the "FCC") under incentive-based regulation. (See also "Pending Regulatory Issues" beginning on page 19.)

Factors affecting revenue growth are summarized in the following table.

                                                                     Total
                                                 Misc.               Change
                                     Price Cap   Rates   Customer    from
(Dollars in millions)                  Rates    & Other   Demand     1993
- - ---------------------------------------------------------------------------
Local service ....................     -$ 13    -$ 11       $24      $  -
Network access
  Interstate .....................        -5      -17        29         7
  Intrastate .....................        -4       -4        15         7
Toll service .....................       -10      -12         4       -18
Other service revenues ...........                  4         8        12
                                    --------- ---------  --------  --------
Total operating revenues .........     -$ 32    -$ 40       $80      $  8
- - ---------------------------------------------------------------------------

The first quarter 1994 increase in local service revenues due to customer demand in the above table reflects a 2.3 percent increase from a year ago in the Telephone Companies' customer access lines.

The increase in interstate network access revenues due to customer demand reflects a 12.6 percent increase in minutes-of-use, as well as increased access lines. However, the interstate revenue increase was partially offset by net adjustments by Pacific Bell of $19 million to a provision for sharing earnings with customers. The FCC requires sharing earnings above an authorized rate of return under price cap regulation. The increase in intrastate network access revenues due to customer demand reflects 6.0 percent growth in minutes-of-use.

Competition continues to constrain demand for Pacific Bell's toll services. The increase in other service revenues reflects the success of Pacific Bell's business and residential voice mail products. The increase was partially offset by a decrease in directory advertising revenues.

Operating Expenses
- - ------------------
                                                     For the 3 Months Ended
                                                            March 31,
                                                     -----------------------
                                                                        %
(Dollars in millions)                                  1994    1993  Change
- - ---------------------------------------------------  -----------------------
Cost of products
  and services ....................................  $  476  $  509    -6.5
Customer operations and
  selling expenses ................................     422     417     1.2
General, administrative,
  and other expenses ..............................     407     387     5.2
Restructuring charges .............................       -     413       -
Depreciation and
  amortization ....................................     441     435     1.4
                                                     ------- -------  ------
Total operating expenses ..........................  $1,746  $2,161   -19.2
- - ----------------------------------------------------------------------------

The decrease in total operating expenses for first quarter 1994 is due primarily to restructuring charges recorded a year ago. Last year's first quarter charges relate to the Corporation's planned disposal of real estate assets, the spin-off of AirTouch, and other restructuring activities. Without those charges, recorded expenses would have been flat.

At the Telephone Companies, a combined decrease in salaries, wages and employee benefits was offset by increases in contracted services and software licensing fees. Salary and wage expense at Pacific Bell declined primarily as a result of storm-related overtime in Southern California in the comparable period last year. Contracted services expense increased primarily because of research and development costs supporting Pacific Bell's previously announced plans to upgrade its core network infrastructure and to begin building an integrated telecommunications, information, and entertainment network. Licensing fees for digital switching software increased as Pacific Bell implemented plans to create a fully digital telecommunications network.

In December 1993, Pacific Bell and the Pacific Telesis holding company announced a temporary freeze on management salary increases pending a review of 1994 business needs. In April 1994, the Corporation announced that it was lifting this salary freeze effective July 1, 1994.

Interest Expense
- - ----------------

Interest  expense  for  first  quarter  1994  decreased  by  $17  million,  or
13.6 percent. Lower interest rates on long-term debt contributed in part to the decrease, reflecting Pacific Bell's refinancing efforts in recent years. A reduction in average short-term borrowings also contributed to the decrease.

Income Taxes
- - ------------

The increase in income tax expense for first quarter 1994 is due primarily to higher pre-tax income. The effective tax rate on pre-tax income of 37.6 percent for first quarter reflects the increase in the corporate federal tax rate from 34 percent to 35 percent which was enacted in August 1993. Due to the effects of the lower level of last year's pre-tax earnings, the 1993 annual effective rate of 5.0 percent is not comparable to the current rate.

Cumulative Effect of Accounting Changes
- - ---------------------------------------

Effective  January 1, 1993, the  Corporation adopted two  new accounting rules for postretirement  benefits and postemployment benefits  and recorded related
first  quarter 1993 charges.   These noncash charges  represent the cumulative
after-tax effects of applying the new rules  to prior years.  (See also Note C
- - - "Prior Year Accounting Changes and Restructuring Charges" on page 11.) These new accounting rules will increase annual benefit costs, but are not expected to materially affect reported earnings.

Status of Restructuring Reserves
- - --------------------------------

As previously reported, Pacific Bell established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. A total of 1,800 employees left Pacific Bell during first quarter 1994. A total of $21 million was charged to the reserve in first quarter 1994, leaving a balance of $1,076 million as of March 31, 1994. These costs were primarily to cover severance benefits for about 600 employees. The majority of this year's costs will be incurred during the second half of 1994.

During first quarter 1994, the Corporation charged $11 million of incurred losses to reserves previously established for the planned disposal of the assets of its real estate subsidiary. As of March 31, 1994, the remaining balance of the reserves for potential future losses on sales and estimated operating losses totaled $327 million.


LIQUIDITY AND FINANCIAL CONDITION

The Corporation defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, pay its current obligations, and pay dividends. The Corporation has met most of its financing needs from internally generated funds, but also can obtain external financing through the issuance of common stock and short- and long-term debt, if needed. The Corporation expects to continue to meet most of the financing needs of its capital program from internally generated funds.

Short-term borrowings are available under a commercial paper program and through unused formal and informal lines of credit. These lines of credit are subject to continued review by the lending banks.

For longer term borrowings, Pacific Bell has remaining authority from the CPUC to issue up to $1.25 billion of long- and intermediate-term debt. The proceeds may be used to redeem maturing debt and to refinance other debt issues. Pacific Bell has remaining authority from the SEC to issue up to $650 million of long- and intermediate-term debt through an April 1993 shelf registration. The Corporation's PacTel Capital Resources subsidiary may also issue up to $192 million of medium-term notes through an SEC shelf registration.

Cash flow from operating activities of continuing operations increased $118 million for the three months ended March 31, 1994, compared to the same period in 1993. Timing differences in the payment of accounts payable and other liabilities contributed to the increase, along with a reduction in cash payments for income taxes.

Cash used for investing activities decreased $145 million primarily due to the level of capital contributions which were made to AirTouch last year. During 1993, AirTouch substantially repaid its intercompany balances due the Corporation primarily using proceeds of capital contributions from the Pacific Telesis holding company. Contributions made during first quarter 1993, less repayments of intercompany receivables from AirTouch, raised cash used for investing activities in that period by $117 million.

During first quarter 1994, the Corporation sold its remaining cable franchises in the United Kingdom ("UK"). The Corporation previously sold four other UK cable franchises during first quarter 1993. Sales proceeds of $30 and $49 million, respectively, are reflected in cash provided from other investing activities each period.

During first quarter 1994, $403 million of cash was used for financing activities. A year ago $367 million had been provided from these activities. However, first quarter 1993 financing activities reflected a temporary increase in cash resulting from a lag between debt issuances and related refinancings. Pacific Bell redeemed $925 million of debt in April 1993 from the proceeds of debt issuances received in first quarter 1993.

The Corporation's debt ratio, excluding spin-off operations, of 52.0 percent at March 31, 1994 improved from 53.8 percent at December 31, 1993. During first quarter 1994, the Corporation decreased the level of its short-term borrowings, primarily commercial paper, by $287 million. Pre-tax interest coverage was 5.2 times for the first three months in 1994. Last year, calculations of this indicator were negative due to the Corporation's 1993 reported loss.

For first quarter 1994, the Pacific Telesis Group Board of Directors (the "Board") maintained the Corporation's dividend at $0.545 per share. This represents the same annual dividend level of $2.18 per share as for 1993 and 1992. Management intends to recommend to the Board that this level be maintained for 1994.

PENDING REGULATORY ISSUES

CPUC Regulatory Framework Review
- - --------------------------------

In March 1994, a CPUC Administrative Law Judge issued a proposed decision in the New Regulatory Framework ("NRF") review. Among other issues, this review has examined elements of the price cap formula, including the productivity factor and the rate of return on investment, adopted in the 1989 NRF order. The proposed decision would eliminate an element of the NRF which requires equal sharing with customers of earnings exceeding a benchmark rate of return. Earnings above a rate of return of 16.5 percent would continue to be returned to customers. The proposed decision also recommends increasing the productivity factor of the price cap formula from 4.5 percent to 6.0 percent for the period 1994 through 1996. If adopted by the CPUC, the change in the productivity factor would reduce annualized revenues about $100 million each year, when compared to the previous year, through 1996. The Corporation does not believe that the record in this proceeding supports an increase in the productivity factor.

In April 1994, the Assigned Commissioner asked for additional comments on whether the record would support modification of the price cap formula. Modifications would include eliminating the rate of return ceiling, indexing the rate of return floor to the 30 year Treasury Bond rate, and redefining requirements for recovery of costs resulting from exogenous events. The new definition would authorize recovery only for substantial costs sustained as a result of a natural disaster or calamity. In response, Pacific Bell filed comments noting the record supported elimination of the rate of return ceiling. Pacific Bell also commented that the record does not support the proposed indexing of the rate of return floor, but does support eliminating the floor. In addition, there is support for the redefinition of exogenous costs with the modification that recovery for jurisdictional cost shifts also be included. The Corporation is unable to predict the final outcome of these proceedings or the effective date of rate reductions, if any.

PSCN Regulatory Review
- - ----------------------

In Nevada, the Public Service Commission of Nevada (the "PSCN") has opened a proceeding to consider revising existing regulations for telecommunications providers. In April 1994, Nevada Bell joined an industry group of interexchange carriers and local exchange carriers in proposing to the PSCN fundamental changes in the nature of telecommunications regulation. The proposal would permit competition where it is in the public interest and would establish guidelines by which all competitors would be regulated. If adopted by the PSCN, the proposal would allow local exchange carriers to elect a form of price regulation.

Late Payment Charge Complaint
- - -----------------------------

In March 1991, a consumer advocacy group filed a complaint with the CPUC against Pacific Bell alleging that erroneous late payment charges were assessed against some customers. In May 1993, the CPUC ordered Pacific Bell to refund about $35 million in late payment and reconnection charges which resulted from problems with its payment processing system. The CPUC also imposed penalties totaling $15 million on Pacific Bell for improperly assessing late payment charges and disconnecting customers between 1986 and February 1991. In November 1993, the CPUC granted Pacific Bell a limited rehearing of the decision. The rehearing examined the legal basis for the penalties, the statute of limitations on refunds, and whether unclaimed refunds must escheat to the state. In April 1994, the CPUC announced that it would let its May 1993 order stand with minor modifications. As a result, the Corporation will reflect an after-tax charge of about $30 million during second quarter 1994. However, the Corporation believes the CPUC's most recent decision continues to misinterpret California law and exceeds the CPUC's authority. For these reasons, the Corporation will seek review of the decision by the California Supreme Court. The Corporation is unable to predict the outcome of this matter.

FCC Annual Access Tariff Filing
- - -------------------------------

In April 1994, the Telephone Companies submitted their annual access tariff filings to the FCC under price cap regulation. Pacific Bell in its filing proposed an annual revenue reduction of about $20 million effective July 1, 1994. This decrease reflects the net effect of changes in the inflation and productivity factors, plus exogenous cost reductions of $21 million required by the FCC's rules. In its filing, Nevada Bell proposed a $2 million annual revenue reduction.

Personal Communications Services
- - --------------------------------

The Corporation plans to aggressively pursue licenses for personal communications services ("PCS") at FCC auctions expected late this year or early in 1995. In December 1993, the FCC awarded "pioneer preferences" to several companies. One company received one of the two larger Major Trading Area ("MTA") licenses covering the Los Angeles, San Diego, and Las Vegas market area. That company will receive the license without charge. This is expected to place the successful bidder for the remaining MTA license in that area at a significant competitive disadvantage because of its higher cost structure. Winning bids in major PCS markets are expected to require large capital expenditures. On March 1, 1994, Pacific Bell filed Petitions for Review with the U.S. Court of Appeals for the D.C. Circuit seeking review of the FCC's orders that granted pioneer preference awards at no charge. A subcommittee of Congress is investigating the FCC's policy for making these awards as well.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits.

         Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number                            Description
- - -------                           -----------

  4a Rights Agreement, dated as of September 22, 1989, between Pacific Telesis Group and The First National Bank of Boston, as successor Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate (Exhibits 1 and 2 to Form SE filed September 25, 1989 as part of Form 8-A, File No. 1-8609).

  4b No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Telesis Group or its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Telesis Group hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  11     Computation of Earnings per common share.

  15     Letter re unaudited interim financial information.

The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

 (b)     Reports on Form 8-K.
         --------------------

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

FORM 10-Q





                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Pacific Telesis Group





                                 BY   /s/ R. W. Odgers
                                      --------------------------
                                      R. W. Odgers
                                      Executive Vice President -
                                      General Counsel & External Affairs


May 13, 1994

                                 EXHIBIT INDEX

Exhibits   identified  in  parentheses  below,  on  file  with  the  SEC,  are
incorporated  herein by reference as exhibits hereto.   All other exhibits are
provided as part of the electronic transmission.

Exhibit
Number                            Description
- - -------                           -----------

  4a Rights Agreement, dated as of September 22, 1989, between Pacific Telesis Group and The First National Bank of Boston, as successor Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate (Exhibits 1 and 2 to Form SE filed September 25, 1989 as part of Form 8-A, File No. 1-8609).

  4b No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Telesis Group or its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Telesis Group hereby agrees to furnish a copy of any such instrument to the SEC upon request.

 11      Computation of Earnings per common share.

 15      Letter re unaudited interim financial information.