Form 10-K/A
period 1993-12-31
PACIFIC TELESIS GROUP
filed 1994-06-16
CIK 732716

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                      AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13, or 15(d) of


                      THE SECURITIES EXCHANGE ACT OF 1934


                                ---------------

                         Commission File Number 1-8609


                             PACIFIC TELESIS GROUP

                                ---------------


                                AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1993 on Form 10-K as set forth in the pages attached hereto:

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Pacific Telesis Group


Dated June 16, 1994                   By /s/ William E. Downing
                                         ----------------------------
                                         William E. Downing
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer

"Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." is hereby amended to add the following exhibits under the heading "(3) Exhibits:"

       Exhibit
       Number                        Description
       -------    -------------------------------------------------------

          23a     Consent of Coopers & Lybrand.

          99a     Annual  report on  Form 11-K for  the Pacific  Telesis Group
                  Supplemental  Retirement  and   Savings  Plan  for  Salaried
                  Employees for the year 1993.

          99b Annual report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1993.

          99c Annual report on Form 11-K for the PacTel Corporation Retirement Plan for the year 1993.

                                 EXHIBIT INDEX



Exhibits   identified  in  parentheses  below,  on  file  with  the  SEC,  are incorporated herein by reference as exhibits hereto.


       Exhibit
       Number                       Description
       -------    ------------------------------------------------------

          23a     Consent of Coopers & Lybrand.

          99a     Annual report  on Form 11-K  for the  Pacific Telesis  Group
                  Supplemental  Retirement  and  Savings  Plan   for  Salaried
                  Employees for the year 1993.

          99b Annual report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1993.

          99c Annual report on Form 11-K for the PacTel Corporation Retirement Plan for the year 1993.