Form 10-Q
period 1994-06-30
PACIFIC TELESIS GROUP
filed 1994-08-12
CIK 732716

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1994


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



         At July 31, 1994, 424,065,165 common shares were outstanding.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                     Page
                                                                    Number
                                                                    ------


PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............       3

           Condensed Consolidated Statements of Income ...........       4

           Condensed Consolidated Balance Sheets .................       6

           Condensed Consolidated Statements of
               Shareowners' Equity ...............................       7

           Condensed Consolidated Statements of Cash Flows .......       8

           Notes to Condensed Consolidated Financial Statements ..      10

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ....................      13




PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders .....      23

Item 6.  Exhibits and Reports on Form 8-K ........................      24


SIGNATURE ........................................................      25

- ---------

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements



                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Pacific Telesis Group:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Telesis Group and Subsidiaries as of June 30, 1994, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1994 and 1993, and the condensed consolidated statements of shareowners' equity and cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

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






Coopers & Lybrand
San Francisco, California
August 12, 1994

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                              For the 3 Months Ended  For the 6 Months Ended
                                      June 30,                June 30,
                              ----------------------  ----------------------
                                 1994        1993         1994        1993
OPERATING REVENUES            ----------  ----------  ----------  ----------
Local service ................ $  845      $  874       $1,701      $1,730
Network access
  Interstate .................    400         406          809         808
  Intrastate .................    167         165          342         333
Toll service .................    506         517        1,004       1,033
Other service revenues........    338         355          694         699
                              ----------  ----------  ----------  ----------
TOTAL OPERATING REVENUES .....  2,256       2,317        4,550       4,603
                              ----------  ----------  ----------  ----------
OPERATING EXPENSES
Cost of products and services     475         475          951         984
Customer operations and
  selling expenses ...........    462         447          884         864
General, administrative, and
  other expenses .............    329         409          736         796
Restructuring charges ........      -           -            -         413
Depreciation and amortization     443         437          884         872
                              ----------  ----------  ----------  ----------
TOTAL OPERATING EXPENSES .....  1,709       1,768        3,455       3,929
                              ----------  ----------  ----------  ----------
OPERATING INCOME .............    547         549        1,095         674
Interest expense .............    121         122          229         247
Miscellaneous income .........     12          23           24          32
                              ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES................    438         450          890         459
Income taxes .................    160         167          330         170
                              ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
  OPERATIONS..................    278         283          560         289

Income (loss) from spin-off
  operations, net of tax
  (Notes A and B).............      -           8           23          (1)
                              ----------  ----------  ----------  ----------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGES ....................    278         291          583         288
Cumulative effect of
  accounting changes .........      -           -            -      (1,724)
                              ----------  ----------  ----------  ----------
NET INCOME (LOSS) ............ $  278      $  291       $  583     $(1,436)
                              ==========  ==========  ==========  ==========

                                  (Continued)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Continued)
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                              For the 3 Months Ended  For the 6 Months Ended
                                      June 30,                June 30,
                              ----------------------  ----------------------
                                  1994        1993         1994        1993
                              ----------  ----------  ----------  ----------
Earnings (loss) per share:
  Income from continuing
    operations .............. $   0.65    $   0.69     $   1.32    $   0.71
  Income from spin-off
    operations ..............        -        0.02         0.06           -
                              ----------  ----------  ----------  ----------
  Income before cumulative
    effect of accounting
    changes .................     0.65        0.71         1.38        0.71
  Cumulative effect of
    accounting changes ......        -           -            -       (4.22)
                              ----------  ----------  ----------  ----------
  Net income (loss) ......... $   0.65    $   0.71     $   1.38    $  (3.51)
                              ==========  ==========  ==========  ==========
Dividends per share ......... $  0.545    $  0.545     $   1.09    $   1.09
Average shares outstanding
  (thousands) ...............  424,051     410,567      423,873     408,613

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                  June 30,     December 31,
                                                    1994             1993
                                                -----------    ------------
ASSETS:                                         (Unaudited)

Cash and cash equivalents ...................      $    48         $    69
Accounts receivable -(net of allowances for
  uncollectibles of $146 and $138 in 1994 and
  1993, respectively) .......................        1,504           1,548
Prepaid expenses and other current assets....        1,002           1,029
                                                -----------     -----------
Total current assets ........................        2,554           2,646
                                                -----------     -----------
Property, plant, and equipment - at cost ....       26,721          26,607
  Less:  accumulated depreciation ...........      (10,282)         (9,961)
                                                -----------     -----------
Property, plant, and equipment - net ........       16,439          16,646
                                                -----------     -----------
Net assets of spin-off operations
  (Notes A and B) ...........................            -           2,874
                                                -----------     -----------
Deferred charges and other noncurrent assets.        1,304           1,271
                                                -----------     -----------
TOTAL ASSETS ................................      $20,297         $23,437
                                                ===========     ===========
LIABILITIES AND SHAREOWNERS' EQUITY:

Accounts payable and accrued liabilities ....      $ 1,757         $ 1,645
Debt maturing within one year ...............           79             595
Other current liabilities ...................        1,166           1,168
                                                -----------     -----------
Total current liabilities....................        3,002           3,408
                                                -----------     -----------
Long-term obligations .......................        5,143           5,129
                                                -----------     -----------
Deferred income taxes .......................        1,589           1,598
                                                -----------     -----------
Other noncurrent liabilities and
  deferred credits ..........................        5,476           5,516
                                                -----------     -----------
Commitments and contingencies (Notes C and D)

Total shareowners' equity....................        5,087           7,786
                                                -----------     -----------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY ...      $20,297         $23,437
                                                ===========     ===========

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                             (Dollars in millions)
                                  (Unaudited)

                                                   For the 6 Months Ended
                                                           June 30,
                                                   ----------------------
                                                      1994          1993
                                                   --------      --------
COMMON STOCK
  Balance at beginning of period ...............   $    43       $    43
                                                   --------      --------
  Balance at end of period .....................        43            43
                                                   --------      --------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period ...............     6,372         5,220
  Spin-off stock distribution (Note B)..........    (2,901)            -
  Issuance of shares ...........................        22            (7)
  Other changes ................................         2             6
                                                   --------      --------
  Balance at end of period .....................     3,495         5,219
                                                   --------      --------

REINVESTED EARNINGS
  Balance at beginning of period ...............     2,040         4,459
  Net income (loss) ............................       583        (1,436)
  Dividends declared ...........................      (462)         (448)
  Other changes.................................       (12)            2
                                                   --------      --------
  Balance at end of period .....................     2,149         2,577
                                                   --------      --------

TREASURY STOCK
  Balance at beginning of period ...............      (283)       (1,011)
  Issuance of shares ...........................        29           378
                                                   --------      --------
  Balance at end of period .....................      (254)         (633)
                                                   --------      --------

DEFERRED COMPENSATION - LESOP TRUST
  Balance at beginning of period ...............      (386)         (460)
  Cost of trust shares allocated
    to employee accounts .......................        40            41
                                                   --------      --------
  Balance at end of period .....................      (346)         (419)
                                                   --------      --------
TOTAL SHAREOWNERS' EQUITY ......................   $ 5,087       $ 6,787
                                                   ========      ========

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)         For the 6 Months Ended
                                                              June 30,
                                                      ----------------------
                                                          1994         1993
CASH FROM (USED FOR) OPERATING ACTIVITIES:            ---------    ---------
Net income (loss)...................................    $  583      $(1,436)
Adjustments to net income (loss):
  (Income) loss from spin-off operations (Note A)...       (23)           1
  Cumulative effect of accounting changes ..........         -        1,724
  Restructuring charges ............................         -          413
  Depreciation and amortization ....................       884          872
  Deferred income taxes ............................       (46)        (143)
  Changes in operating assets and liabilities:
    Accounts receivable ............................        43           15
    Prepaid expenses and other current assets ......         5          (24)
    Deferred charges and other noncurrent assets ...        17           61
    Accounts payable and accrued liabilities .......       110          (55)
    Other current liabilities.......................        (3)         (22)
    Noncurrent liabilities and deferred credits ....        (3)         (84)
  Other adjustments, net ...........................       (75)         (66)
                                                      ----------   ---------
Cash from operating activities of continuing
  operations........................................     1,492        1,256
                                                      ----------   ---------
CASH FROM (USED FOR) INVESTING ACTIVITIES:
Additions to property, plant, and equipment ........      (703)        (855)
Net investment in spin-off operations...............         -         (917)
Decrease in net receivable from
  spin-off operations ..............................        33          804
Other investing activities, net ....................         6           58
                                                      ----------   ---------
Cash used for investing activities .................      (664)        (910)
                                                      ----------   ---------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of common and
  treasury shares ..................................       118          458
Proceeds from issuance of long-term debt ...........        10        1,665
Retirements of long-term debt ......................        (1)      (1,306)
Dividends paid .....................................      (445)        (358)
Decrease in short-term borrowings, net .............      (516)        (707)
Other financing activities, net ....................       (15)         (70)
                                                      ----------   ---------
Cash used for financing activities .................      (849)        (318)
                                                      ----------   ---------
Increase (decrease) in cash and cash equivalents ...       (21)          28
Cash and cash equivalents at January 1 .............        69           74
                                                      ----------   ---------
Cash and cash equivalents at June 30 ...............    $   48      $   102
                                                      ==========   =========


                                  (Continued)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                             (Dollars in millions)
                                  (Unaudited)

                                                      For the 6 Months Ended
                                                              June 30,
                                                      ----------------------
                                                           1994        1993
- ----------------------------------------------------------------------------
Cash payments for:
  Interest .........................................    $   228     $   237
  Income taxes .....................................    $   244     $   281
- ----------------------------------------------------------------------------

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.  BASIS OF PRESENTATION

    The Condensed Consolidated Financial Statements include the accounts of Pacific Telesis Group (the "Corporation") and its wholly and majority owned subsidiaries. The Corporation includes a holding company, Pacific Telesis; its telephone subsidiaries: Pacific Bell and its subsidiaries, Pacific Bell Directory and Pacific Bell Information Services, and Nevada Bell (the "Telephone Companies"); and several other units. All significant intercompany balances and transactions have been eliminated in consolidation.

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

    The Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation. The Corporation's previous interests in the operating results and net assets of AirTouch Communications ("AirTouch") are classified separately as "spin-off operations." (See Note B - "Spin-off" following.) These operations are excluded from amounts reported for the Corporation's revenues, expenses, assets, liabilities, and cash flows. Prior intercompany transactions with these operations which were previously eliminated in consolidation are now reflected in the Corporation's financial statements. Financial information presented for spin-off operations in the Condensed Consolidated Financial Statements has been prepared solely for the purpose of reporting Pacific Telesis Group results.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

B.  SPIN-OFF

    Effective April 1, 1994, the Corporation spun off to shareowners its domestic and international cellular, paging, and other wireless operations in a one-for-one stock distribution of its 86 percent interest in AirTouch. The stock distribution was recorded at the carrying amount of the net assets of spin-off operations. As a result, the Corporation's total assets and shareowners' equity were each reduced by $2.9 billion during the six-month period ended June 30, 1994. The stock distribution itself is a noncash transaction which did not affect the Corporation's cash flow statement.

    Under a separation agreement, any unrecorded non-tax contingent liabilities that become certain after the spin-off date will be allocated based on origin of the claim, and acts by, or benefits to, the Corporation or AirTouch. In addition, the Corporation's responsibilities terminate in connection with any future obligations under AirTouch's joint venture agreement with Cellular Communications, Inc., and under various financial instrument contracts. As of December 31, 1993, these financial instruments included foreign currency swap and forward contracts with face amounts totaling $291 million.


C.  PRIOR YEAR ACCOUNTING CHANGES AND RESTRUCTURING CHARGES

    Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions," and Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits." These new rules require a change from the cash to the accrual method of accounting for these costs. The cumulative after-tax effects of applying the new rules to prior years were recognized in first quarter 1993 by one-time charges of $1.724 billion. The charges are net of deferred income tax benefits of $1.155 billion and reduced earnings applicable to continuing operations by $4.22 per share for the six-month period ended June 30, 1993. Under decisions by the California Public Utilities Commission (the "CPUC"), Pacific Bell was granted $100 and $108 million for 1994 and 1993, respectively, for partial recovery of its higher costs under SFAS 106. Two ratepayer advocacy groups have each challenged certain aspects of the original CPUC decision adopting SFAS 106 for ratemaking, which could affect Pacific Bell's rate recovery. The Corporation is unable to predict the outcome of these pending challenges.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

C.  PRIOR YEAR ACCOUNTING CHANGES AND RESTRUCTURING CHARGES (Continued)

    As previously reported, the Corporation recorded pre-tax restructuring charges during first quarter 1993 relating to its planned disposal of real estate assets, the spin-off of wireless operations, and other restructuring activities. Overall, these charges reduced income from continuing operations for the six-month period ended June 30, 1993 by $258 million, or $.63 per share.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of Pacific Telesis Group (the "Corporation") for the three- and six-month periods ended June 30, 1994 to the same periods in 1993. The Corporation's previous interests in the operating results of wireless operations which were spun off to shareowners on April 1, 1994 are classified separately as "spin-off operations" in the accompanying financial statements. (See Note B - "Spin-off" on page 11.) These operations are excluded from the reported amounts of the Corporation's revenues and expenses. The Corporation's "continuing operations" include Pacific Bell and Nevada Bell (the "Telephone Companies"), along with several other units. Results for the first six months of 1994 for continuing operations may not be indicative of results for the full year. (See discussions of "Pending Regulatory Issues" beginning on page 19.)

A summary of supplemental financial and operating data is shown below:

                              For the 3 Months Ended  For the 6 Months Ended
                                      June 30,               June 30,
                              ----------------------  ----------------------
                                                 %                       %
Selected Operating Data*        1994   1993  Change    1994    1993  Change
- ----------------------------------------------------------------------------
Return on shareowners'
  equity (%)................    21.7   21.5     0.9    22.0   (46.7)      -
Operating ratio (%).........    75.8   76.3    -0.7    75.9    85.4   -11.1
Revenues per employee
  ($ in thousands)..........      42     41     2.4      84      81     3.7
Total employees at June 30..  53,532 56,318    -4.9       -       -       -
Telephone Company employees
  per ten thousand
  access lines**............    33.4   36.4    -8.2       -       -       -
- ----------------------------------------------------------------------------
 *  continuing operations
**  excludes Pacific Bell Directory employees

Earnings
- --------

Earnings reflect an improved California economy and the Corporation's continuing cost reduction programs. For second quarter 1994, the Corporation reported net income of $278 million, or $0.65 per share, compared to earnings of $283 million, or $0.69 per share, from continuing operations for a year ago. However, this year's second quarter net income was reduced by a one-time charge of $29 million resulting from a California Public Utilities Commission ("CPUC") refund order. In April 1994, the CPUC let stand its previous order requiring Pacific Bell to refund about $35 million in late payment and reconnection charges which resulted from past problems with its payment processing system. The order also imposed penalties totaling $15 million. Without the after-tax charge of $29 million, net income would have increased to $307 million, up about eight percent. Earnings per share would have risen to $0.72, up about four percent.

For the first six months of 1994, earnings without one-time effects also improved. Last year's results reflected after-tax charges in first quarter of $1.7 billion for adopting new accounting rules and $258 million for restructuring reserves. Without last year's charges and one-time effects this year, earnings from continuing operations for the six-month period would have increased about nine percent. On a per share basis, earnings would have increased about five percent.


Operating Revenues
- ------------------
                             For the 3 Months Ended   For the 6 Months Ended
                                     June 30,                 June 30,
                             ----------------------   ----------------------
                                                %                        %
Volume Indicators              1994    1993  Change     1994    1993  Change
- ----------------------------------------------------------------------------
Carrier access minutes-
  of-use (millions)........  13,274  12,314    7.8    26,458  24,318    8.8
  Interstate...............   7,868   7,249    8.5    15,740  14,242   10.5
  Intrastate...............   5,406   5,065    6.7    10,718  10,076    6.4
Toll messages (millions)*..   1,122   1,079    4.0     2,218   2,118    4.7
Customer switched access
  lines in service at
  June 30 (thousands)......  15,056  14,692    2.5         -       -      -
- ----------------------------------------------------------------------------
* Toll messages for 1993 have been restated to conform to the current presentation.


                            For the 3 months Ended    For the 6 Months Ended
                                    June 30,                  June 30,
                            ----------------------    ----------------------
(Dollars in millions)         1994    1993  Change      1994    1993  Change
- ----------------------------------------------------------------------------

Total operating revenues .. $2,256  $2,317   -$61     $4,550  $4,603   -$53
                                             -2.6%                     -1.2%
- ----------------------------------------------------------------------------

The revenue decreases for the three- and six-month periods reflect rate reductions ordered by the CPUC and the Federal Communications Commission (the "FCC") under incentive-based regulation. In addition, revenues were reduced by accruals at the Telephone Companies for sharing interstate earnings with customers. The FCC requires sharing earnings above a threshold rate of return. In addition, Pacific Bell revenues were reduced due to the CPUC's refund order related to customer late payment charges. These and other reductions were partially offset by increases due to customer demand.

The factors affecting revenues are summarized in the following tables:

                                 For the 3 Months Ended June 30,
                       ----------------------------------------------------
                                                                     Total
                        Price             Late     Misc.             Change
                         Cap   Sharing   Payment   Rates  Customer   from
(Dollars in millions)   Rates  Accruals  Refund   & Other  Demand    1993
- ---------------------------------------------------------------------------
Local service ......    -$14                        -$24      $9      -$29
Network access
  Interstate .......      -5     -$12                -10      21        -6
  Intrastate .......      -4                         -12      18         2
Toll service .......     -11                          -1       1       -11
Other service
  revenues .........                       -$27       -4      14       -17
                      -------   -------  -------  -------  -------  -------
Total operating
  revenues .........    -$34     -$12      -$27     -$51     $63      -$61
- ---------------------------------------------------------------------------

                                 For the 6 Months Ended June 30,
                       ----------------------------------------------------
                                                                     Total
                        Price             Late     Misc.            Change
                         Cap   Sharing   Payment   Rates  Customer   from
(Dollars in millions)   Rates  Accruals  Refund   & Other  Demand    1993
- ---------------------------------------------------------------------------
Local service ......    -$27                        -$35    $ 33      -$29
Network access
  Interstate .......     -10     -$31                 -8      50         1
  Intrastate .......      -8                         -16      33         9
Toll service .......     -21                         -13       5       -29
Other service
  revenues .........                       -$27               22        -5
                      -------   -------  -------  -------  -------  -------
Total operating
  revenues .........    -$66     -$31      -$27     -$72    $143      -$53
- ---------------------------------------------------------------------------

The increases in revenues due to customer demand in the above tables are the result of growth in key volume indicators. Local service revenues reflect a
2.5 percent increase from a year ago in the Telephone Companies' customer access lines. Interstate network access revenues reflect a 10.5 percent increase in minutes-of-use for the six-month period, as well as the increased access lines. Intrastate network access revenues reflect 6.4 percent growth in minutes-of-use. Competition continues to constrain demand for Pacific Bell's toll services.

The increases in other service revenues due to customer demand reflect the success of the Telephone Companies' business and residential voice mail products. Voice processing units in service at Pacific Bell increased
37.2 percent for the six-month period. Directory advertising revenues decreased slightly each period.

Operating Expenses
- ------------------
                             For the 3 Months Ended  For the 6 Months Ended
                                     June 30,                June 30,
                             ----------------------  -----------------------
                                                %                       %
(Dollars in millions)          1994    1993  Change    1994    1993  Change
- ---------------------------------------------------  -----------------------
Cost of products
  and services ............  $  475  $  475      -   $  951  $  984   -3.4
Customer operations and
  selling expenses ........     462     447    3.4      884     864    2.3
General, administrative,
  and other expenses ......     329     409  -19.6      736     796   -7.5
Restructuring charges .....       -       -      -        -     413      -
Depreciation and
  amortization ............     443     437    1.4      884     872    1.4
                             ------- ------- ------- ------- ------- -------
Total operating expenses ..  $1,709  $1,768   -3.3   $3,455  $3,929  -12.1
- ----------------------------------------------------------------------------

The above decreases in total operating expenses reflect the Corporation's continuing cost reduction efforts and resulting expense savings, primarily at Pacific Bell. Without last year's first quarter restructuring charges, recorded expenses for the current six-month period would have decreased
1.7 percent from a year ago. Those pre-tax charges relate to the Corporation's planned disposal of real estate assets, the spin-off of its wireless operations, and other restructuring activities.

Expense savings at Pacific Bell include decreases in salaries, wages and employee benefits. Pacific Bell's salary and wage expense declined $26 and $55 million for the three- and six-month periods, respectively, reflecting reduced overtime pay and savings due to workforce reductions. Of these amounts, $26 and $38 million, respectively, were due to Pacific Bell's force reductions. Overtime pay decreased $8 and $42 million, respectively, each period due to storm repairs in the comparable periods last year, and continued cost reduction efforts. Annual management salary increases scheduled to take effect in January were deferred to July 1994. Pacific Bell estimates this deferral saved about $11 million for the six-month period. The decreases in salary and wage expense were partially offset by higher nonsalaried wage rates. In addition, employee benefits expense at Pacific Bell decreased by $35 and $47 million, respectively, over the three- and six-month periods. These reductions were primarily due to certain nonrecurring adjustments and a decrease in postretirement benefit costs related to force reduction plans.

Overall, Pacific Bell's expense decreases were partially offset by an increase in software licensing fees and a slight increase in contract services expense. Licensing fees for digital switching software increased $16 million over the six-month period as Pacific Bell implemented plans to create a fully digital telecommunications network. Research and development costs supporting Pacific Bell's plans to build an integrated telecommunications, information, and entertainment network contributed to increased contract services expense. However, this increase was largely offset by a $15 million reduction for contract systems programmers resulting from last year's completion of billing system enhancements.

Interest Expense
- ----------------

Interest expense for the first six months of 1994 decreased by $18 million, but only slightly for second quarter. Over the six-month period, Pacific Bell's interest on long-term debt decreased $21 million, including $9 million in savings due to lower rates and a $12 million reduction related to higher borrowing levels last year. Long-term debt levels were temporarily higher in 1993 due to time-lags between new debt issuances and the retirements of refinanced amounts. The Corporation's interest on its short-term borrowings also decreased, reflecting reduced borrowings in the first half of 1994. However, these decreases were substantially offset by second quarter increases in miscellaneous interest expense primarily relating to the CPUC's late payment charges decision and other nonrecurring items.

Income Taxes
- ------------

The decrease in income tax expense for second quarter 1994 primarily reflects the Corporation's lower pre-tax income. For the six-month period, the increase in income tax expense reflects higher pre-tax income. The effective tax rate on pre-tax income of 37.1 percent for the first half of 1994 compares to 37.0 percent for the same period last year. This year's effective tax rate reflects the increase in the corporate federal tax rate from 34 percent to 35 percent which was enacted in August 1993.

Cumulative Effect of Accounting Changes
- ---------------------------------------

Effective January 1, 1993, the Corporation adopted two new accounting rules for postretirement benefits and postemployment benefits and recorded related one-time charges. These noncash charges in 1993 represent the cumulative after-tax effects of applying the new rules to prior years. The new rules increase annual benefit costs in comparison to prior methods. These higher costs are being partially recovered through rates and, therefore, have not materially affected reported earnings. However, Pacific Bell's rate recovery could be affected by challenges from two ratepayer advocacy groups. (See Note C - "Prior Year Accounting Changes and Restructuring Charges" on page 11.)

Status of Restructuring Reserves
- --------------------------------

As previously reported, Pacific Bell established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. Pacific Bell expects to reduce force in all of its business units. During the first six months of 1994, 2,750 employees left Pacific Bell. However, this number does not equal the net force reduction because employees were also added during the period. A total of $52 million was charged to the reserve in the first half of 1994, primarily to cover severance benefits for about 1,400 employees. The majority of this year's costs will be incurred during the second half of 1994. As of June 30, 1994, a balance of $1,045 million remained in the restructuring reserve.

In order to maximize cost savings from restructuring, Pacific Bell is reviewing the feasibility of moving certain high priority reengineering projects from later years into 1995. As a result, the timing of force reductions and charges to the reserve may vary from original estimates. Pacific Bell may also change the distribution among cost components due to refinement of original estimates. The Corporation does not believe that these changes would result in a material adjustment to the total amount of the reserve.

During the  first six months of  1994, the Corporation charged  $19 million of
realized losses  to its reserve for  exiting its real estate business.   As of
June 30, 1994, the remaining balance of the reserve was $319 million.


LIQUIDITY AND FINANCIAL CONDITION

The Corporation defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, pay its current obligations, and pay dividends. The Corporation has met most of its financing needs from internally generated funds, but also can obtain external financing through the issuance of common stock and short- and long-term debt, if needed. The Corporation expects to continue to meet most of its long-term financing needs of its capital program from internally generated funds.

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

Cash flow from operating activities of continuing operations increased $236 million for the six months ended June 30, 1994, compared to the same period in 1993. The increase is primarily due to timing differences in the payment of accounts payable and other liabilities.

For the first six months of 1994, cash used for investing activities decreased $246 million due partially to delays in capital expenditures. The Telephone Companies invested about $700 million in their networks during the first half of 1994 and continue to expect to invest about $1.9 billion for the year. Cash used for investing activities also decreased because last year's investments in spin-off operations raised the comparative 1993 amount. The investments in these operations in the six-month period of 1993, less cash received from their repayment of intercompany balances, raised last year's comparative amount by $113 million.

During January 1994, the Corporation sold its remaining cable franchises in the United Kingdom after selling four others in March 1993. Sales proceeds of $30 and $49 million, respectively, in 1994 and 1993 are reflected in cash provided from other investing activities for each year's six-month period.

Cash used for financing activities during the first six months of 1994 reflects a reduction of $516 million in the level of the Corporation's short-term borrowings. As a result, debt maturing within one year on the Corporation's balance sheet was reduced to $79 million as of June 30, 1994. The Corporation's debt ratio improved to 50.7 percent at June 30, 1994 from
53.8 percent at December 31, 1993, reflecting the lower level of short-term debt. Pre-tax interest coverage was 4.9 times for the first half of 1994. Last year, calculations of this indicator were negative due to the Corporation's 1993 reported loss.

Proceeds from issuances of treasury stock have declined this year from their level in the first half of 1993. Last year's proceeds included additional equity raised from a discounted stock purchase offer under the Corporation's dividend reinvestment and stock purchase plan. The additional dividends reinvested under this offer also reduced the cash requirement for 1993 dividend payments. Total cash used for financing activities in the comparable six-month period of last year was also lowered by a temporary time-lag in Pacific Bell's debt refinancings. In that period, Pacific Bell's proceeds from long-term debt issuances included $350 million from a June 1993 issuance which was subsequently used for a July 1993 debt redemption.

For  second quarter  1994,  the  Pacific  Telesis  Group  Board  of  Directors
maintained  the Corporation's dividend at  $0.545 per share.   This represents
the same annual dividend level of $2.18 per share as for 1993 and 1992.


PENDING REGULATORY ISSUES

CPUC Regulatory Framework Review
- --------------------------------

In June 1994, the CPUC issued a decision in its review of the New Regulatory Framework ("NRF") ordered in 1989. Among other issues, this review has examined elements of the price cap formula, including the rate of return on investment and the productivity factor.

Effective July 1994, the decision reduces Pacific Bell's benchmark rate of return from 13.0 percent to 11.5 percent. Earnings from 11.5 percent to
15.0 percent will be shared equally with Pacific Bell's customers. Earnings above 15.0 percent will be shared 30.0 percent with customers. Also effective July 1994, the decision increases the productivity factor from 4.5 percent to
5.0 percent, a change which each year will reduce annual rates by $32.5 million through 1996. Including a smaller adjustment, these changes in the price cap formula will decrease total revenues from current levels by about $19, $72, and $104 million, respectively, for 1994, 1995, and 1996. The CPUC is scheduled to review the NRF again in 1995.

PSCN Regulatory Review
- ----------------------

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

Toll Services Competition
- -------------------------

In July 1994, the CPUC issued a revised draft decision in Phase III of its investigation into alternative regulatory frameworks. The draft decision provides that long-distance and other telecommunications companies would be allowed to compete with Pacific Bell and other local telephone companies in providing intra-service area toll calls in California. The draft decision also would rebalance Pacific Bell's rates bringing them closer to cost. The draft decision would lower rates for intra-service area toll calls about 40 percent and increase residential flat rate service from $8.35 to $11.25 per month. Business basic rates would increase from $8.35 to $9.77 per month. Other rates would also change. Overall, the CPUC intends the draft decision to be revenue neutral; that is, the effect of rate decreases would be offset by the effect of rate increases. The Corporation believes the draft decision does not reduce toll rates far enough to assure fair competition. In an August 1994 filing with the CPUC, Pacific Bell has proposed a reduction in toll rates of about 55 percent to be balanced by further rate increases in basic business access and other services. However, the Corporation believes there is no need to raise basic residential rates further to balance an additional reduction in toll rates.

The CPUC announced it expects to issue a final decision on intra-service area toll competition in September 1994 with implementation scheduled for January 1, 1995. The Corporation expects the CPUC in the near future to consider whether customers should be allowed to "presubscribe" to one carrier to handle all intra-service area calls.

Depreciation Rate Changes
- -------------------------

In June 1994, Pacific Bell filed an application to change its depreciation rates with the CPUC. The application reflects a preliminary agreement between Pacific Bell and the CPUC's Division of Ratepayer Advocates. If adopted, the new rates will increase depreciation expense about $30 million effective January 1, 1995. In July 1994, the FCC authorized new rates for the Telephone Companies which will increase depreciation expense about $10 million annually retroactive to January 1, 1994. Under incentive-based regulation, increases in depreciation expense are not recovered in rates.

FCC Annual Access Tariff Filing
- -------------------------------

In June 1994, the FCC adopted the Telephone Companies' annual access tariff filings under price cap regulation. As a result, Pacific Bell's interstate network access revenues will be reduced about $30 million annually effective July 1, 1994. Pacific Bell's decrease reflects the application of the price cap formula and an $8 million price reduction to help it remain competitive with other access providers. Nevada Bell's rates will decrease $2 million annually under the new tariffs.

Personal Communications Services
- --------------------------------

The Corporation plans to aggressively pursue licenses for personal communications services ("PCS") at FCC auctions expected late this year or early in 1995. Winning bids in major PCS markets are expected to require large capital expenditures. In December 1993, the FCC awarded "pioneer preferences" to three companies without charge. One company received one of the broad spectrum licenses covering the Los Angeles, San Diego, and Las Vegas market area. In August 1994, the FCC reconsidered its previous decision to award pioneer preferences without charge. Consequently, the FCC amended its rules to require the recipients to pay approximately 90 percent of the value of similar licenses.

Interstate Special Access Competition
- -------------------------------------

In June 1993, the FCC ordered large local exchange carriers ("LECs"), including the Telephone Companies, to offer expanded network interconnection for interstate special access services. The Telephone Companies and other LECs appealed a provision of the decision which permitted competitive access providers and other customers to locate their transmission facilities in the LECs' central offices. In June 1994, the U.S. Court of Appeals for the D.C. Circuit overruled the mandatory physical collocation requirement. The Court also remanded to the FCC the issue of whether the LECs should offer "virtual collocation" instead of physical collocation. With virtual collocation, the interconnection is located outside the LEC's central office. In July 1994, the FCC directed the LECs to provide virtual collocation, but exempted LECs from this requirement at central offices where they offer physical collocation. Interstate special access revenues subject to increased competition represent less than three percent of the Telephone Companies' total revenues.

Telecommunications Legislation
- ------------------------------

In June 1994, the U.S. House of Representatives approved two telecommunications bills which would ease certain restrictions imposed by the 1982 Consent Decree and the 1984 Cable Act. The Brooks-Dingell bill would simplify the procedures under which the telephone regional holding companies must request authority to provide long-distance service and manufacture telecommunications equipment. The Markey-Fields bill would open local telephone service to competition and allow competitors to connect to the local network. It would also permit LECs to provide video programming to subscribers in their own service areas, but would prevent them from buying large existing cable systems within these areas. Similar legislation with less favorable provisions has been introduced in the U.S. Senate.

In May 1994, the California Assembly passed a bill promoting full competition for intrastate telecommunications services in California. The legislation would direct the CPUC to authorize open competition if federal legislation or court action amends the restriction of the 1982 Consent Decree. If not, the CPUC would be directed to open all intrastate long-distance markets to full competition, subject to protective safeguards. The CPUC would also be directed to issue an order by October 1, 1995 that would require Pacific Bell to offer long-distance services and to seek a waiver of the Consent Decree's restriction. The legislation is now in the California Senate.


ACCOUNTING UNDER REGULATION

The  Telephone  Companies  currently  account  for  the  economic  effects  of regulation under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." If it becomes no longer reasonable to assume the Telephone Companies will recover their costs through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 would no longer apply. The Corporation monitors the effects of competition and changes in regulation to assess the likelihood the Telephone Companies will continue to recover their costs. If Pacific Bell, the Corporation's largest subsidiary, were no longer to qualify for the provisions of SFAS 71, the financial effects would be material.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    On April 29, 1994, the Corporation held its tenth Annual Meeting of Shareowners. Shareowners voted in favor of the election of four directors to serve a three-year term, the ratification of Coopers & Lybrand as the Corporation's independent auditors, the approval of the Stock Incentive Plan and against three shareowner proposals. Each matter presented at the Annual Meeting of Shareowners received the following number of votes:

                                                                 Broker
    Nominees                 For       Withheld   Abstentions   Nonvotes
    --------             -----------   ---------  -----------   --------
    Herman E. Gallegos   335,431,637   6,520,467      N/A          N/A
    Philip J. Quigley    334,199,691   7,752,413      N/A          N/A
    Toni Rembe           335,168,191   6,783,913      N/A          N/A
    S. Donley Ritchey    335,272,698   6,679,406      N/A          N/A

    Directors Whose Term of Office Continued After the Annual Meeting:
    ------------------------------------------------------------------

    William P. Clark, Donald E. Guinn, Frank C. Herringer, Ivan J. Houston, Mary S. Metz, Lewis E. Platt, and Richard M. Rosenberg.

    Ratification of Auditors:
    -------------------------
                                                    Broker
            For            Against    Abstentions  Nonvotes
        -----------       ---------   -----------  ---------
        335,640,568       3,031,042    3,280,494      N/A

    Approval of the Stock Incentive Plan:
    -------------------------------------
                                                    Broker
            For            Against    Abstentions  Nonvotes
        -----------      ----------   -----------  ---------
        288,215,164      47,388,475    6,348,465       0

    Shareowner Proposal to Eliminate the Staggered Board:
    -----------------------------------------------------
                                                    Broker
            For            Against    Abstentions  Nonvotes
        -----------      -----------  ----------- -----------
         93,063,271      193,456,994   7,473,817   47,958,022

    Shareowner Proposal to Place a Ceiling on Executive Salaries:
    ------------------------------------------------------------
                                                    Broker
            For            Against    Abstentions  Nonvotes
        -----------      -----------  ----------- -----------
         46,693,646      239,982,982   7,317,454   47,958,022

    Shareowner Proposal to Link Executive Officer Compensation to Corporate Performance:
    -------------------------------------------------------------
                                                    Broker
            For            Against    Abstentions  Nonvotes
        -----------      -----------  ----------- -----------
         51,400,889      235,393,538   7,199,655   47,958,022


Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits.

         Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number                            Description
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

 (b)     Reports on Form 8-K.
         --------------------

         Form 8-K, Date of Report April 1, 1994, was filed with the SEC, under
         Item 2, with respect to the distribution of AirTouch Communications ("AirTouch") common stock to Pacific Telesis Group shareowners and, under Item 7, with respect to financial statement information giving effect to the spin-off of AirTouch.

FORM 10-Q





                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Pacific Telesis Group





                                 BY   W. E. Downing
                                      --------------------------
                                      W. E. Downing
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Treasurer


August 12, 1994

                                 EXHIBIT INDEX

Exhibits   identified  in  parentheses  below,  on  file  with  the  SEC,  are
incorporated  herein by reference as exhibits hereto.   All other exhibits are
provided as part of the electronic transmission.

Exhibit
Number                            Description
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