Form 10-Q
period 1994-09-30
PACIFIC TELESIS GROUP
filed 1994-11-14
CIK 732716

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1994


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



       At October 31, 1994, 424,065,165 common shares were outstanding.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                     Page
                                                                    Number
                                                                    ------


PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............       3

           Condensed Consolidated Statements of Income ...........       4

           Condensed Consolidated Balance Sheets .................       6

           Condensed Consolidated Statements of
               Shareowners' Equity ...............................       7

           Condensed Consolidated Statements of Cash Flows .......       8

           Notes to Condensed Consolidated Financial Statements ..      10

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ....................      16




PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K ........................      30




SIGNATURE ........................................................      31
- ---------

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements



                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Pacific Telesis Group:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Telesis Group and Subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1994 and 1993, and the condensed consolidated statements of shareowners' equity and cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

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






Coopers & Lybrand L.L.P.
San Francisco, California
November 14, 1994

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                              For the 3 Months Ended  For the 9 Months Ended
                                  September 30,           September 30,
                              ----------------------  ----------------------
                                  1994        1993        1994        1993
OPERATING REVENUES            ----------  ----------  ----------  ----------
Local service ................ $   875     $   880     $ 2,576     $ 2,610
Network access
  Interstate .................     400         416       1,209       1,224
  Intrastate .................     192         174         534         507
Toll service .................     498         520       1,502       1,553
Other service revenues........     364         354       1,058       1,053
                              ----------  ----------  ----------  ----------
TOTAL OPERATING REVENUES .....   2,329       2,344       6,879       6,947
                              ----------  ----------  ----------  ----------
OPERATING EXPENSES
Cost of products and services      464         475       1,415       1,459
Customer operations and
  selling expenses ...........     452         453       1,336       1,317
General, administrative, and
  other expenses .............     360         415       1,096       1,211
Restructuring charges ........       -           -          -          413
Depreciation and amortization      450         430       1,334       1,302
                              ----------  ----------  ----------  ----------
TOTAL OPERATING EXPENSES .....   1,726       1,773       5,181       5,702
                              ----------  ----------  ----------  ----------
OPERATING INCOME .............     603         571       1,698       1,245
Interest expense .............     107         114         336         361
Miscellaneous income .........      12          11          36          43
                              ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES................     508         468       1,398         927
Income taxes .................     194         161         524         331
                              ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
  OPERATIONS..................     314         307         874         596

Income from spin-off
  operations, net of tax
  (Notes A and B).............       -          16          23          15
                              ----------  ----------  ----------  ----------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGES ....................     314         323         897         611
Cumulative effect of
  accounting changes .........       -           -           -      (1,724)
                              ----------  ----------  ----------  ----------
NET INCOME (LOSS) ............ $   314     $   323     $   897     $(1,113)
                              ==========  ==========  ==========  ==========

                                  (Continued)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Continued)
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                              For the 3 Months Ended  For the 9 Months Ended
                                  September 30,           September 30,
                              ----------------------  ----------------------
                                  1994        1993        1994        1993
                              ----------  ----------  ----------  ----------
EARNINGS (LOSS) PER SHARE:
  Income from continuing
    operations .............. $   0.74    $   0.73    $   2.06    $   1.45
  Income from spin-off
    operations ..............        -        0.04        0.06        0.03
                              ----------  ----------  ----------  ----------
  Income before cumulative
    effect of accounting
    changes .................     0.74        0.77        2.12        1.48
  Cumulative effect of
    accounting changes ......        -           -           -       (4.19)
                              ----------  ----------  ----------  ----------
  Net income (loss) ......... $   0.74    $   0.77    $   2.12    $  (2.71)
                              ==========  ==========  ==========  ==========
Dividends per share ......... $  0.545    $  0.545    $  1.635    $  1.635
Average shares outstanding
  (thousands) ...............  424,065     417,215     423,937     411,481

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                              September 30,    December 31,
                                                    1994             1993
                                              -------------    ------------
ASSETS:                                         (Unaudited)

Cash and cash equivalents ...................    $      51       $      69
Accounts receivable -(net of allowances for
  uncollectibles of $145 and $138 in 1994 and
  1993, respectively) .......................        1,559           1,548
Prepaid expenses and other current assets....          982           1,029
                                                -----------     -----------
Total current assets ........................        2,592           2,646
                                                -----------     -----------
Property, plant, and equipment - at cost ....       26,810          26,607
  Less:  accumulated depreciation ...........      (10,435)         (9,961)
                                                -----------     -----------
Property, plant, and equipment - net ........       16,375          16,646
                                                -----------     -----------
Net assets of spin-off operations
  (Notes A and B) ...........................            -           2,874
                                                -----------     -----------
Deferred charges and other noncurrent assets.        1,326           1,271
                                                -----------     -----------
TOTAL ASSETS ................................    $  20,293       $  23,437
                                                ===========     ===========
LIABILITIES AND SHAREOWNERS' EQUITY:

Accounts payable and accrued liabilities ....    $   1,771       $   1,645
Debt maturing within one year ...............          218             595
Other current liabilities ...................        1,164           1,168
                                                -----------     -----------
Total current liabilities....................        3,153           3,408
                                                -----------     -----------
Long-term obligations .......................        4,934           5,129
                                                -----------     -----------
Deferred income taxes .......................        1,627           1,598
                                                -----------     -----------
Other noncurrent liabilities and
  deferred credits ..........................        5,399           5,516
                                                -----------     -----------
Commitments and contingencies (Notes C and D)

Total shareowners' equity....................        5,180           7,786
                                                -----------     -----------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY ...    $  20,293       $  23,437
                                                ===========     ===========

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                             (Dollars in millions)
                                  (Unaudited)

                                                   For the 9 Months Ended
                                                       September 30,
                                                   ----------------------
                                                      1994          1993
                                                   --------      --------
COMMON STOCK
  Balance at beginning of period ...............   $    43       $    43
                                                   --------      --------
  Balance at end of period .....................        43            43
                                                   --------      --------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period ...............     6,372         5,220
  Spin-off stock distribution (Note B)..........    (2,901)            -
  Issuance of shares ...........................        22            67
  Other changes ................................        (4)           11
                                                   --------      --------
  Balance at end of period .....................     3,489         5,298
                                                   --------      --------

REINVESTED EARNINGS
  Balance at beginning of period ...............     2,040         4,459
  Net income (loss) ............................       897        (1,113)
  Dividends declared ...........................      (693)         (679)
  Other changes.................................       (12)           (9)
                                                   --------      --------
  Balance at end of period .....................     2,232         2,658
                                                   --------      --------

TREASURY STOCK
  Balance at beginning of period ...............      (283)       (1,011)
  Issuance of shares ...........................        29           679
                                                   --------      --------
  Balance at end of period .....................      (254)         (332)
                                                   --------      --------

DEFERRED COMPENSATION - LESOP TRUST
  Balance at beginning of period ...............      (386)         (460)
  Cost of trust shares allocated
    to employee accounts .......................        56            57
                                                   --------      --------
  Balance at end of period .....................      (330)         (403)
                                                   --------      --------
TOTAL SHAREOWNERS' EQUITY ......................   $ 5,180       $ 7,264
                                                   ========      ========

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)         For the 9 Months Ended
                                                          September 30,
                                                      ----------------------
                                                          1994         1993
CASH FROM (USED FOR) OPERATING ACTIVITIES:            ---------    ---------
Net income (loss)...................................   $   897      $(1,113)
Adjustments to net income (loss):
  (Income) from spin-off operations (Note A)........       (23)         (15)
  Cumulative effect of accounting changes ..........         -        1,724
  Restructuring charges ............................         -          413
  Depreciation and amortization ....................     1,334        1,302
  Deferred income taxes ............................        (3)         (34)
  Changes in operating assets and liabilities:
    Accounts receivable ............................       (12)         (78)
    Prepaid expenses and other current assets ......        17          (51)
    Deferred charges and other noncurrent assets ...         2           81
    Accounts payable and accrued liabilities .......       104           33
    Other current liabilities.......................        (4)         (78)
    Noncurrent liabilities and deferred credits ....       (66)        (227)
  Other adjustments, net ...........................       (84)         (70)
                                                      ---------    ---------
Cash from operating activities of continuing
  operations........................................     2,162        1,887
                                                      ---------    ---------
CASH FROM (USED FOR) INVESTING ACTIVITIES:
Additions to property, plant, and equipment ........    (1,060)      (1,226)
Net investment in spin-off operations...............         -         (972)
Decrease in net receivable from
  spin-off operations ..............................        33          796
Other investing activities, net ....................        (6)          61
                                                      ---------    ---------
Cash used for investing activities .................    (1,033)      (1,341)
                                                      ---------    ---------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of common and
  treasury shares ..................................       124          721
Proceeds from issuance of long-term debt ...........        10        2,059
Retirements of long-term debt ......................        (1)      (2,188)
Dividends paid .....................................      (676)        (547)
Decrease in short-term borrowings, net .............      (588)        (498)
Other financing activities, net ....................       (16)        (101)
                                                      ---------    ---------
Cash used for financing activities .................
                                                        (1,147)        (554)
                                                      ---------    ---------
Decrease in cash and cash equivalents ..............       (18)          (8)
Cash and cash equivalents at January 1 .............        69           74
                                                      ---------    ---------
Cash and cash equivalents at September 30 ..........   $    51      $    66
                                                      =========    =========


                                  (Continued)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                             (Dollars in millions)
                                  (Unaudited)

                                                      For the 9 Months Ended
                                                          September 30,
                                                      ----------------------
                                                            1994       1993
- ----------------------------------------------------------------------------
Cash payments for:
  Interest .........................................    $    371    $   394
  Income taxes .....................................    $    527    $   517
- ----------------------------------------------------------------------------

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.  BASIS OF PRESENTATION

    The Condensed Consolidated Financial Statements include the accounts of Pacific Telesis Group (the "Corporation") and its wholly and majority-owned subsidiaries. The Corporation includes a holding company, Pacific Telesis; its telephone subsidiaries: Pacific Bell and its subsidiaries, Pacific Bell Directory, Pacific Bell Information Services and Pacific Bell Mobile Services, and Nevada Bell (the "Telephone Companies"); and several other units. All significant intercompany balances and transactions have been eliminated in consolidation.

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

    In management's opinion, the Condensed Consolidated Financial Statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for each interim period shown. The Condensed Consolidated Financial Statements have been reviewed by Coopers & Lybrand L.L.P., independent accountants. Their report is on page 3.

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

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

    Accounting Under Regulation

    The Telephone Companies account for the economic effects of regulation under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires the Telephone Companies to reflect the rate actions of regulators in their financial statements when appropriate. Regulators sometimes include costs in allowable costs for ratemaking in a period other than the period in which those costs would be charged to expense by an unregulated enterprise. These timing differences can create "regulatory assets" or "regulatory liabilities" recorded by the Telephone Companies. The regulatory assets and liabilities included in the Corporation's consolidated balance sheets are listed and discussed below:

                                                September 30,  December 31,
                                                     1994          1993
    -----------------------------------------------------------------------
                                                   (Dollars in millions)
    Regulatory assets (liabilities) due to:
      Deferred pension costs* ..................    $ 387         $ 340
      Unamortized debt redemption costs** ......      348           357
      Deferred compensated absence costs* ......      221           227
      Unamortized purchases of property, plant,
        and equipment under $500 ...............      116           141
      Deferred income taxes*** .................     (199)         (238)
      Other ....................................       56            71
                                                   --------      --------
      Total ....................................    $ 929         $ 898
    -----------------------------------------------------------------------
       * Included primarily in "deferred charges and other noncurrent assets" on the Corporation's balance sheet.
      **  Reflected as a reduction of "long-term obligations."
     *** Included in "other current liabilities" and "other noncurrent liabilities and deferred credits."

    Deferred pension costs above reflect an order by the California Public Utilities Commission (the "CPUC") requiring Pacific Bell to use the "aggregate cost method" for its intrastate operations. These deferred costs represent differences between Pacific Bell's intrastate pension costs calculated using this actuarial method, subject to Internal Revenue Service and other limitations, and costs determined under the provisions of Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions," and ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

    When debt is refinanced before maturity, Pacific Bell amortizes to expense any difference between net book value and redemption price evenly over the term of the replacing issue for its intrastate operations, in accordance with the ratemaking treatment of such costs by the CPUC. These costs are expensed as incurred for interstate operations.

    In prior years, the CPUC and the Federal Communications Commission (the "FCC") changed the required accounting for the costs of compensated absences, such as vacation days, from a cash basis to an accrual basis. A transition liability for earned, but unused, compensated absence days is being amortized to expense over periods prescribed by each regulator. However, the CPUC continues to require Pacific Bell to recognize certain compensated absence costs on a cash basis for ratemaking. The above regulatory asset for compensated absences reflects those costs which have been deferred in accordance with ratemaking treatment.

    In 1989 and 1990, the FCC and the CPUC, respectively, increased the threshold for directly expensing purchases of property, plant, and equipment from $200 to $500. Purchases of less than $500 which were previously capitalized are being amortized to expense over periods prescribed by regulators.

    Specific provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," require regulated companies to record a regulatory asset or a regulatory liability when recognizing deferred income taxes if it is probable that these deferred taxes will be reflected in future rates.

    In addition to the regulatory assets and liabilities described above, the carrying amount of property, plant, and equipment is also affected by the actions of regulators. Property, plant, and equipment is carried at cost. The cost of self-constructed plant includes employee wages and benefits, materials, and other costs. Regulators allow the Telephone Companies to accrue an allowance for funds used during construction, which includes both debt and equity components, as a cost of constructing certain plant and as an item of miscellaneous income. This income is not realized in cash currently, but is expected to be realized over the service lives of the related plant.

    Expenditures in excess of $500 that increase the capacity, operating efficiency or useful life of an individual asset are capitalized. Expenditures for maintenance and repairs are charged to expense. When retired, the original cost of depreciable telephone plant is charged to accumulated depreciation.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

    Depreciation of telephone plant is computed primarily using the remaining-life method, essentially a form of straight-line depreciation, using depreciation rates prescribed by state and federal regulatory agencies. Depreciation decisions are made by regulators after deliberation and consideration of numerous factors. Regulators have prescribed the following depreciable lives for each category of property, plant, and equipment:

                                                      Depreciable Lives*
    --------------------------------------------------------------------
                                                          (in years)
    Buildings  .......................................   30  to   57
    Cable and conduit ................................   10  to   30
    Central office equipment .........................    9  to 16.5
    Furniture, equipment, and other ..................  5.5  to   20
    --------------------------------------------------------------------
    *  excludes Nevada Bell

    Unregulated enterprises may have selected shorter depreciable lives for similar assets. At this time, the Corporation has not determined what depreciable lives it might otherwise have selected or what the cumulative effect on its financial statements would have been had shorter lives been used. Two other telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have recorded the cumulative effect of using shorter depreciable lives for their telephone plant. If Pacific Bell were to discontinue the application of SFAS 71 and adopt similar depreciable lives and use similar methodologies as these other two RHCs to calculate the cumulative effect, the reduction in the carrying amount of the Corporation's property, plant, and equipment would be between $3 and $5 billion.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

B.  SPIN-OFF

    Effective April 1, 1994, the Corporation spun off to shareowners its domestic and international cellular, paging, and other wireless operations in a one-for-one stock distribution of its 86 percent interest in AirTouch. The stock distribution was recorded at the carrying amount of the net assets of spin-off operations. As a result, the Corporation's total assets and shareowners' equity were each reduced by $2.9 billion during the nine-month period ended September 30, 1994. The stock distribution itself is a noncash transaction which did not affect the Corporation's cash flow statement.

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


C.  PRIOR YEAR ACCOUNTING CHANGES AND RESTRUCTURING CHARGES

    Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions," and Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits." These new rules require a change from the cash to the accrual method of accounting for these costs. The cumulative after-tax effects of applying the new rules to prior years were recognized in first quarter 1993 by one-time charges of $1.724 billion. The charges are net of deferred income tax benefits of $1.155 billion and reduced earnings applicable to continuing operations by $4.19 per share for the nine-month period ended September 30, 1993. Under decisions by the CPUC, Pacific Bell was granted $100 million in 1994 for partial recovery of its higher costs under SFAS 106. Two customer advocacy groups challenged the recovery ordered. In October 1994, the CPUC ordered a rehearing to determine if Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund.

    As previously reported, the Corporation recorded pre-tax restructuring charges during first quarter 1993 relating to its planned disposal of real estate assets, the spin-off of wireless operations, and other restructuring activities. Overall, these charges reduced income from continuing operations for the nine-month period ended September 30, 1993 by $258 million, or $.63 per share.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

D.  LOAN GUARANTEE CONTINGENCY

    In June 1990, Prime Cable of Chicago, Inc. ("Prime Cable") acquired certain Chicago cable television properties from Group W. The Corporation, through its PacTel Cable subsidiary, holds options to purchase up to a 75 percent interest in Prime Cable. TC Cable, Inc. ("TC Cable") now holds this interest. PacTel Capital Funding, a wholly owned subsidiary of the Corporation, has guaranteed bank financing used by TC Cable and its parent corporation to acquire this interest. The guarantees cover initial loan amounts of $60 million as well as interest accruing on the loans which will be added to the outstanding loan balances up to an aggregate of $136 million. In the Corporation's opinion, the likelihood that it will be required to pay principal or interest on this debt under these guarantees is remote.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of Pacific Telesis Group (the "Corporation") for the three- and nine-month periods ended September 30, 1994 to the same periods in 1993. The Corporation's previous interests in the operating results of wireless operations which were spun off to shareowners on April 1, 1994 are classified separately as "spin-off operations" in the accompanying financial statements. (See Note B - "Spin-off" on page 14.) These operations are excluded from the reported amounts of the Corporation's revenues and expenses. The Corporation's "continuing operations" include Pacific Bell and Nevada Bell (the "Telephone Companies"), along with several other units. Results for the first nine months of 1994 for continuing operations may not be indicative of results for the full year. (See discussions of "Pending Regulatory Issues" beginning on page 25.)

A summary of supplemental financial and operating data is shown below:

                              For the 3 Months Ended  For the 9 Months Ended
                                  September 30,           September 30,
                              ----------------------  ----------------------
                                                %                       %
Selected Operating Data*        1994   1993  Change    1994    1993  Change
- ----------------------------------------------------------------------------
Return on shareowners'
  equity (%)................    24.1   22.4     7.6    22.7   -25.4       -
Operating ratio (%).........    74.1   75.6    -2.0    75.3    82.1    -8.3
Revenues per employee
  ($ in thousands)..........      44     42     4.8     128     123     4.1
Total employees at
  September 30..............  53,162 55,938    -5.0       -       -       -
Telephone Companies'
  employees per ten thousand
  thousand access lines**...    32.8   35.9    -8.6       -       -       -
- ----------------------------------------------------------------------------
 *  continuing operations
**  excludes Pacific Bell Directory employees


Earnings
- --------

Earnings reflect a modest but consistent improvement in the California economy and the Corporation's continuing cost reduction programs. For third quarter 1994, the Corporation reported net income of $314 million, or $0.74 per share, compared to earnings of $307 million, or $0.73 per share, from continuing operations for a year ago.

For the first nine months of 1994, earnings without one-time effects also improved. Last year's results reflected after-tax charges in first quarter of $1.7 billion for adopting new accounting rules and $258 million for restructuring reserves. As previously reported, this year's results include an after-tax charge of about $29 million in second quarter for a California Public Utilities Commission ("CPUC") refund order. In April 1994, the CPUC let stand its previous order requiring Pacific Bell to refund about $35 million in late payment and reconnection charges which resulted from past problems with its payment processing system. Without last year's charges and this year's one-time effects, earnings from continuing operations for the nine-month period would have increased about six percent. On a per share basis, earnings would have increased about three percent.

Management expects the current good performance to continue this year. However, the effects of regulatory rulings, increased competition and strategic initiatives will make it difficult to achieve earnings growth next year. (See discussions of "Pending Regulatory Issues" beginning on page 25.)

Volume Indicators
- -----------------
                             For the 3 Months Ended   For the 9 Months Ended
                                 September 30,            September 30,
                             ----------------------   ----------------------
                                                %                        %
                               1994    1993  Change     1994    1993  Change
- ----------------------------------------------------------------------------
Customer switched access
  lines in service at
  September 30 (thousands).  15,223  14,811    2.8         -       -      -
Carrier access minutes-
  of-use (millions)........  13,554  12,691    6.8    39,968  37,009    8.0
  Interstate...............   7,982   7,501    6.4    23,693  21,743    9.0
  Intrastate...............   5,572   5,190    7.4    16,275  15,266    6.6
Toll messages (millions)*..   1,137   1,088    4.5     3,355   3,206    4.6
- ----------------------------------------------------------------------------
* Toll messages for 1993 have been restated to conform to the current presentation.

The Corporation is seeing continued improvement in volume indicators due to economic recovery in California. The number of access lines in service grew to 15,223 thousand, an increase of 2.8 percent for the twelve months ended September 30, 1994. This represents an improvement over a 2.0 percent increase for the same period last year. This year's increase was primarily attributable to the economic recovery and Pacific Bell's promotional efforts to increase the number of households with two lines. The Telephone Companies' residential access line growth rate increased to 2.0 percent for the twelve months ended September 30, 1994, from 1.2 percent last year. The growth rate in business access lines climbed to 4.1 percent this year, from 3.2 percent last year.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Telephone Companies' local networks. Total access minutes-of-use increased by 8.0 percent for the nine-month period ended September 30, 1994, an improvement over the 5.5 percent increase for the same period last year. The increase in access minutes-of-use was attributable primarily to economic growth which increased network usage.

Toll messages are comprised of Message Telecommunications Service, Optional Calling Plans, WATS and terminating 800 messages. For the nine-month period ended September 30, 1994, toll messages increased by 4.6 percent compared to an increase of 2.1 percent for the corresponding period in 1993. Unauthorized competition, particularly in WATS and 800 services, continues to constrain growth in toll messages.

The CPUC has formally authorized competition in the intra-service area toll market beginning in January 1995. As a result, Pacific Bell will lower average prices for intra-service area toll services approximately 40 percent. Toll messages are expected to increase due to lower prices. However, the increase may be at least partially offset by the loss of some toll business to competition. Although competition may reduce toll messages, it also has the effect of increasing access minutes-of-use. (See "Toll Service Competition" on page 25.)


Operating Revenues
- ------------------

                            For the 3 Months Ended    For the 9 Months Ended
                                September 30,             September 30,
                            ----------------------    ----------------------
(Dollars in millions)         1994    1993  Change      1994    1993  Change
- ----------------------------------------------------------------------------
Total operating revenues .. $2,329  $2,344   -$15     $6,879  $6,947   -$68
                                             -0.6%                     -1.0%
- ----------------------------------------------------------------------------

Decreases for the three- and nine-month periods reflect revenue reductions ordered by the CPUC and the Federal Communications Commission (the "FCC") under incentive-based regulation. In addition, revenues were reduced by accruals at the Telephone Companies for sharing interstate earnings with customers. The FCC and state regulators require sharing earnings above a threshold rate of return. In addition, Pacific Bell revenues for the nine-month period were reduced due to a second quarter CPUC refund order related to customer late payment charges. These and other reductions were partially offset by increases due to customer demand.

The factors affecting revenues are summarized in the following tables:

                               Third Quarter 1994 vs. Third Quarter 1993
                             ----------------------------------------------
                                 Price
                                  Cap    Sharing          Customer   Total
(Dollars in millions)           Orders  Accruals   Misc.   Demand   Change
- ---------------------------------------------------------------------------
Local service ...............    -$19                $ 1     $13     -$ 5
Network access
  Interstate ................             -$23                 7      -16
  Intrastate ................      -6                  1      23       18
Toll service ................     -16                         -6      -22
Other service
  revenues ..................                         -3      13       10
                                -------  -------  -------  -------  -------
Total operating
  revenues ..................    -$41     -$23      -$ 1     $50     -$15
- ---------------------------------------------------------------------------

                             First 9 Months 1994 vs. First 9 Months 1993
                       ----------------------------------------------------
                         Late    Price
                       Payment    Cap    Sharing          Customer   Total
(Dollars in millions)   Refund  Orders  Accruals   Misc.   Demand   Change
- ---------------------------------------------------------------------------
Local service ......            -$ 46               -$34    $ 46     -$34
Network access
  Interstate .......              -10     -$54        -8      57      -15
  Intrastate .......              -14                -15      56       27
Toll service .......              -37                -13      -1      -51
Other service
  revenues .........    -$27                          -3      35        5
                       -------  -------  -------  -------  -------  -------
Total operating
  revenues .........    -$27    -$107     -$54      -$73    $193     -$68
- ---------------------------------------------------------------------------

The increases in revenues due to customer demand in the above tables are the result of growth in key volume indicators. Local service revenues from increased customer demand reflect a 2.8 percent increase from a year ago in the Telephone Companies' customer access lines. Interstate network access revenues reflect a 9.0 percent increase in minutes-of-use for the nine-month period, as well as increased access lines. Intrastate network access revenues from increased customer demand reflect 6.6 percent growth in minutes-of-use for the nine-month period. Competition continues to constrain demand for Pacific Bell's toll services.

The increases in other service revenues due to customer demand reflect the success of the Telephone Companies' business and residential voice mail products. Voice processing units in service at Pacific Bell increased 37 percent for the twelve months ended September 30, 1994.

Operating Expenses
- ------------------
                             For the 3 Months Ended  For the 9 Months Ended
                                 September 30,           September 30,
                             ----------------------  -----------------------

(Dollars in millions)          1994    1993  Change    1994    1993  Change
- ---------------------------------------------------  -----------------------

Total operating expenses ..  $1,726  $1,773   -$47   $5,181  $5,702* -$521
                                              -2.7%                   -9.1%
- ----------------------------------------------------------------------------
*   Includes restructuring charges  of $413 million recorded  in first quarter
    1993.

The above decreases in total operating expenses reflect the Corporation's continuing cost reduction efforts and resulting expense savings, primarily at Pacific Bell. Without last year's first quarter restructuring charges, recorded expenses for the nine-month period ended September 30, 1994 would have decreased 2.0 percent from a year ago. Those pre-tax charges relate to the Corporation's planned disposal of real estate assets, the spin-off of its wireless operations, and other restructuring activities.

As displayed in the tables below, Pacific Bell's cost reduction efforts resulted primarily in savings in salaries and wages, employee benefits, and contract services expenses.


                                      Pacific Bell Expenses
                             Third Quarter 1994 vs. Third Quarter 1993
                         -------------------------------------------------
                           Salaries  Employee  Contract            Total
(Dollars in millions)      & Wages   Benefits  Services   Misc.   Change
- --------------------------------------------------------------------------
Cost of products
  & services ........        -$ 2      -$ 8      -$ 4      $ 6     -$ 8
Customer operations
  & selling expense..           2        -4         6       -8       -4
General, admin. &
  other expense .....         -10       -11       -30       -5      -56
Depreciation
  & amortization.....                                       22       22
                          --------  --------  --------  --------  --------
Total operating
  expenses ..........        -$10      -$23      -$28      $15     -$46
- -------------------------------------------------------------------------

                                     Pacific Bell Expenses
                            First 9 Months 1994 vs. First 9 Months 1993
                         -------------------------------------------------
                           Salaries  Employee  Contract             Total
(Dollars in millions)      & Wages   Benefits  Services    Misc.   Change
- --------------------------------------------------------------------------
Cost of products
  & services ..........      -$45      -$24      -$15       $31     -$ 53
Customer operations
  & selling expense....        -5         5        15        -4        11
General, admin. &
  other expense .......       -15       -51       -25       -29      -120
Depreciation
  & amortization.......                                      35        35
                          --------  --------  --------  --------  --------
Total operating
  expenses ............      -$65      -$70      -$25       $33     -$127
- --------------------------------------------------------------------------

The decrease in Pacific Bell's salary and wage expense for the nine-month period reflects savings of $63 million due to a reduction in its workforce, and a $44 million reduction in overtime primarily due to storm repairs last year. These decreases were partially offset by a $33 million increase due to higher wage rates. The decrease in employee benefits expense is primarily due to certain nonrecurring adjustments and a decrease in postretirement benefit costs related to force reduction plans.

Pacific Bell's contract services expense decreased primarily due to a reduction in contract programmers which resulted from last year's completion of billing system enhancements. These expenses also decreased because Pacific Bell hired fewer contract laborers this year due to more favorable weather conditions. These decreases were partially offset by higher contract costs related to intensified telemarketing efforts.

Pacific Bell's depreciation expense increased primarily due to higher average plant balances and higher interstate depreciation rates authorized by the FCC. (See "Depreciation Rate Changes" on page 27.)

Interest Expense
- ----------------
                            For the 3 Months Ended    For the 9 Months Ended
                                September 30,             September 30,
                            ----------------------    ----------------------
(Dollars in millions)         1994    1993  Change      1994    1993  Change
- ----------------------------------------------------------------------------
Interest expense .........    $107    $114    -$7       $336    $361   -$25
                                             -6.1%                     -6.9%
- ----------------------------------------------------------------------------

Pacific Bell's interest on long-term debt decreased $27 million for the nine-month period, including a $16 million reduction related to higher borrowing levels last year and $11 million in savings due to lower interest rates. Long-term debt levels were temporarily higher in 1993 due to time-lags between new debt issuances and the retirements of refinanced amounts. The Corporation's interest on its short-term borrowings also decreased, reflecting reduced borrowings for the first nine months of 1994. However, these decreases were partially offset by miscellaneous increases in interest expense relating to the CPUC's late payment charges decision, financing charges associated with Pacific Bell's project to build an all digital switching platform and interest on certain regulatory refunds.

Income Taxes
- ------------
                            For the 3 Months Ended    For the 9 Months Ended
                                September 30,             September 30,
                            ----------------------    ----------------------
(Dollars in millions)         1994    1993  Change      1994    1993  Change
- ----------------------------------------------------------------------------
Income taxes ............     $194    $161    $33       $524    $331   $193
                                             20.5%                     58.3%
- ----------------------------------------------------------------------------

The increase in income tax expense for third quarter 1994 reflects higher pre-tax income. In addition, last year's income tax expense had been reduced by a third quarter adjustment of prior years' deferred taxes to reflect the cumulative effect of new tax legislation. For the nine-month period, the increase in income tax expense also reflects higher pre-tax income. The effective tax rate on pre-tax income of 37.5 percent for the nine-month period of 1994 compares to 35.7 percent for the same period last year.

Cumulative Effect of Accounting Changes
- ---------------------------------------

Effective January 1, 1993, the Corporation adopted two new accounting rules for postretirement benefits and postemployment benefits and recorded related one-time charges. These noncash charges in 1993 represent the cumulative after-tax effects of applying the new rules to prior years. The new rules increase annual benefit costs in comparison to prior methods. These higher costs are being partially recovered in revenues and, therefore, have not materially affected reported earnings. However, two customer advocacy groups challenged the revenue recovery ordered. (See "Postretirement Benefits Other Than Pensions" on page 26.)

Status of Restructuring Reserves
- --------------------------------

As previously reported, Pacific Bell established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other exit costs related to restructuring its internal business processes through 1997. A total of $106 million was charged to the reserve in the first nine months of 1994, primarily for severance benefits. As of September 30, 1994, a balance of $991 million remained in the restructuring reserve.

Pacific Bell is reducing force throughout its traditional telephone business. Excluding its subsidiaries, force reductions totaled 3,783 employees for the first nine months of 1994. The reduction in force net of new hires was 2,621 employees. During this same period, Pacific Bell estimates it has saved $111 million in labor costs and other expenses from what it would have spent without restructuring. Management expects savings for the year to meet or exceed its original estimate of approximately $170 million.

Pacific Bell continues to refine its reengineering and force reduction plans in order to maximize cost savings. Management expects fourth quarter 1994 charges to the reserve to exceed the $54 million charged in the third quarter. However, certain costs originally estimated to be incurred in 1994 may be delayed to 1995. As a result, management expects total charges to the reserve in 1994 to be less than the original estimate of $226 million.

During the first nine months of 1994, the Corporation charged $29 million of realized losses to its reserve for its existing real estate business. As of September 30, 1994, the remaining balance of the reserve was $309 million. The Corporation has entered into an agreement to sell its real estate business properties. The sale is subject to considerable due diligence efforts by the prospective buyer and, thus, the Corporation cannot predict whether the sale will be consummated. The sale is not expected to have a material impact on net income.

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

The Corporation expects to continue to meet most of its long-term financing needs for its capital program from internally generated funds. In addition, the Corporation is considering an agreement to defer purchase of broadband network facilities and operating support systems, now being constructed by AT&T Corp., until 1997. Pursuant to the proposed agreement, the cost for these facilities is expected to total $1.0 to $1.5 billion. Purchase by the Corporation in 1997 would be conditioned upon the network meeting certain quality and performance specifications. In the event such agreement is reached, the Corporation's capital expenditures for broadband deployment and related long-term financing needs will be deferred. The Corporation intends to lease certain operational portions of the facilities during the initial construction period prior to 1997. If the agreement is not consummated, the Corporation has the ability to obtain funds from external debt or equity financing to fund construction.

Short-term borrowings are available under a commercial paper program and through unused formal and informal lines of credit. These lines of credit are subject to continued review by the lending banks. At September 30, 1994, the unused lines of credit available totaled approximately $2.0 billion. The Corporation intends initially to use cash and short-term borrowings to fund personal communications services ("PCS") licenses if it is a successful bidder at the upcoming FCC auctions. The Corporation cannot predict if it will be a successful bidder, and, if so, what the costs of these licenses will be. (See "Personal Communications Services" on page 28.)

The Corporation is an equal partner with Bell Atlantic and NYNEX in two new companies formed to deliver the next generation of nationally branded home entertainment, information and interactive services. To fund these ventures, the Corporation will be required to contribute approximately $100 million in cash over the next three years. (See "Video Services" beginning on page 27.)

For longer term borrowings, Pacific Bell has remaining authority from the CPUC to issue up to $1.25 billion of long- and intermediate-term debt. The proceeds may only be used to redeem maturing debt and to refinance other debt issues. Pacific Bell has remaining authority from the Securities and Exchange Commission (the "SEC") to issue up to $650 million of long- and intermediate-term debt through an April 1993 shelf registration. The Corporation's PacTel Capital Resources subsidiary may also issue up to $192 million of medium-term notes through an SEC shelf registration.

Cash flow from operating activities of continuing operations increased $275 million for the nine months ended September 30, 1994, compared to the same period in 1993. The increase is primarily due to timing differences in the payment of accounts payable and other liabilities.

For the first nine months of 1994, cash used for investing activities decreased $308 million due partially to delays in capital expenditures. Cash used for investing activities also decreased because last year's investments in spin-off operations raised the comparative 1993 amount. The investments in these operations in the nine-month period of 1993, less cash received from their repayment of intercompany balances, raised last year's comparative amount by $176 million. The Telephone Companies invested about $1.1 billion in their networks during the first nine months of 1994 and now expect to invest about $1.7 billion for the year. Pacific Bell expects to invest about $16 billion in its network over the next seven years.

During January 1994, the Corporation sold its remaining cable franchises in the United Kingdom after selling four others in March 1993. Sales proceeds of $30 and $49 million, respectively, in 1994 and 1993 are reflected in cash provided from other investing activities for each year's nine-month period.

Cash used for financing activities during the first nine months of 1994 reflects a reduction of $588 million in the level of the Corporation's short-term borrowings. The Corporation's debt ratio improved to 49.9 percent at September 30, 1994 from 53.8 percent at December 31, 1993, reflecting the lower level of overall debt. Pre-tax interest coverage was 5.2 times for the first nine months of 1994. Last year, calculations of this indicator were negative due to the Corporation's 1993 reported loss.

Proceeds from issuances of treasury stock have declined this year from their level in the first nine months of 1993. Last year's proceeds included additional equity raised from a discounted stock purchase offer under the Corporation's dividend reinvestment and stock purchase plan. The additional dividends reinvested under this offer also reduced the cash requirement for 1993 dividend payments.

For  third  quarter  1994,  the  Pacific  Telesis  Group  Board  of  Directors
maintained  the Corporation's dividend at  $0.545 per share.   This represents
the same annual dividend level of $2.18 per share as for 1993 and 1992.


PENDING REGULATORY ISSUES

CPUC Annual Price Cap Filing
- ----------------------------

In October 1994, Pacific Bell submitted its annual price cap filing for 1995 in which it proposed a $196 million revenue reduction. The proposed reduction includes a decrease of $161 million due to the 5.0 percent productivity factor of the price cap formula exceeding the growth in the Gross Domestic Product Price Index by 2.4 percent. The filing also included several additional factors which, if adopted, will decrease revenue by an additional $35 million. Of the total proposed reduction, $45 million will have been accrued by the end of 1994. The CPUC is expected to issue a decision before the end of 1994.

Toll Service Competition
- -------------------------

In September 1994, the CPUC issued its final decision in Phase III of its investigation into alternative regulatory frameworks. Effective January 1, 1995, the decision provides that long-distance and other telecommunications companies will be officially allowed to compete with Pacific Bell and other local telephone companies in providing intra-service area toll call services in California. To allow Pacific Bell to be a more effective competitor, the decision also rebalances prices for services. Rebalancing brings prices for certain services closer to the costs of providing those services. The decision lowers intra-service area toll prices an average of about 40 percent and increases Pacific Bell's residential flat rate service from $8.35 to $11.25 per month. Pacific Bell's business basic prices will increase from $8.35 to $10.32 per month. Other prices will also change.

The CPUC intends the decision to be revenue neutral; that is, the effect of price decreases would be offset by the effect of price increases. However, the Corporation believes the decision is based on an estimate of demand growth due to lower toll prices that may be too optimistic. If actual demand falls short of estimates, toll service revenues would be adversely affected.

More importantly, as competition intensifies for intra-service area toll calling, there is a risk that Pacific Bell will realize materially reduced toll revenues. The CPUC has stated that in the near future it will consider whether customers should be allowed to presubscribe to a specific carrier to handle their intra-service area toll calls.

CPUC Regulatory Framework Review
- --------------------------------

In June 1994, the CPUC issued a decision in its review of the New Regulatory Framework ("NRF") ordered in 1989. Among other issues, this review has examined elements of the price cap formula, including the rate of return on investment and the productivity factor.

Effective July 1994, the decision reduced Pacific Bell's benchmark rate of return from 13.0 percent to 11.5 percent. Earnings from 11.5 percent to
15.0 percent will be shared equally with Pacific Bell's customers. Earnings above 15.0 percent will be shared 30.0 percent with customers. Also effective July 1994, the decision increased the productivity factor from 4.5 percent to
5.0 percent, a change which each year will reduce annual revenues by $32.5 million through 1996. Changes in the price cap formula will decrease total revenues from previous levels by about $19, $72, and $104 million, respectively, for 1994, 1995, and 1996. The CPUC is scheduled to review the NRF again in 1995.

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

Postretirement Benefits Other Than Pensions
- -------------------------------------------

In December 1992, the CPUC issued a decision adopting, with modification, Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. The CPUC decision also granted Pacific Bell revenue increases for recovery of contributions to tax-advantaged funding vehicles for SFAS 106 costs. Pacific Bell was granted $100 million in 1994 for partial recovery of higher costs under SFAS 106. Two customer advocacy groups challenged the recovery ordered. In October 1994, the CPUC ordered a rehearing to determine if Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund.

Offering of Telephone Enhanced Services
- ----------------------------------------

In October 1994, the U.S. Court of Appeals for the Ninth Circuit overturned the FCC's removal of its structural separations requirement for the offering of enhanced services by the former Bell Operating Companies, including the Telephone Companies.

The Corporation anticipates seeking a waiver from the FCC to continue current enhanced service offerings pending new FCC proceedings in which the FCC may reestablish relief from such requirements. The reimposition of structural separations requirements could result in increased costs and reduced revenues.

Depreciation Rate Changes
- -------------------------

In June 1994, Pacific Bell filed an application to change its depreciation rates with the CPUC. The application reflects a preliminary agreement between Pacific Bell and the CPUC's Division of Ratepayer Advocates. If adopted, the new depreciation rates will increase depreciation expense about $30 million effective January 1, 1995. In July 1994, the FCC authorized new depreciation rates for the Telephone Companies which will increase depreciation expense about $10 million annually retroactive to January 1, 1994. Under incentive-based regulation, increases in depreciation expense are not recovered in revenues.

FCC Annual Access Tariff Filing
- -------------------------------

In June 1994, the FCC accepted the Telephone Companies' annual access tariff filings under price cap regulation. As a result, Pacific Bell's interstate network access revenues will be reduced about $30 million annually effective July 1, 1994. Pacific Bell's decrease reflects the application of the price cap formula and an $8 million price reduction to help it remain competitive with other access providers. Nevada Bell's revenues will decrease $2 million annually under the new tariffs.

Video Services
- --------------

In October 1994, the FCC reaffirmed its rule that permits local exchange carriers ("LECs"), including the Telephone Companies, to provide a tariffed basic platform that will deliver video programming developed by others ("video dialtone") and to provide certain other services to customers of this basic platform. In December 1993, Pacific Bell filed an application with the FCC seeking authority to offer video dialtone services in specific locations in four of its service areas: the San Francisco Bay Area; Los Angeles; San Diego; and Orange County. The advanced integrated broadband telecommunications network which Pacific Bell plans to build will be capable of delivering an array of services including voice, data and video services. Once FCC approval is obtained, Pacific Bell will deploy the video-exclusive components of the advanced network.

In addition to providing advanced telecommunications services, Pacific Bell's new network will also serve as a platform for other information providers, and will offer customers an alternative to existing cable television providers. The integrated network is also expected to spur the development of new interactive consumer services in education, entertainment, government, and health care.

In October 1994, the Corporation, Bell Atlantic, and NYNEX formed two new companies to deliver the next generation of nationally branded home entertainment, information and interactive services. The partners have formed a strategic relationship with Creative Artists Agency, Inc. which will serve as a consultant to a new media company to develop a portfolio of branded programming and services. A new technology and integration company will provide the systems needed to drive the delivery of this programming over the partners' video dialtone networks.

Under the 1984 Cable Act, the Corporation is currently prohibited from providing video programming in its service areas. In November 1993, the Corporation filed suit in the U.S. District Court in San Jose challenging the constitutionality of the Cable Act's prohibition. The case is currently stayed pending the U.S. Court of Appeals for the Ninth Circuit's resolution of the federal government's appeal in a comparable U.S. West case. In this case, the Cable Act's prohibition was held to be unconstitutional. In addition, the Corporation's appeal of the lower court's denial of our request for preliminary  relief has  been consolidated with  the appeal  in the  U.S. West case. Oral argument before the Ninth Circuit is scheduled to begin November 15, 1994.

Personal Communications Services
- --------------------------------

The Corporation plans to aggressively pursue licenses for PCS at FCC auctions scheduled to begin on December 5, 1994. Winning bids in major PCS markets are expected to require large capital expenditures. In December 1993, the FCC awarded "pioneer preferences" to three companies without charge. One company received one of the broad spectrum licenses covering the Los Angeles, San Diego, and Las Vegas market area. In August 1994, the FCC reconsidered its previous decision to award pioneer preferences without charge and amended its rule to require the recipients to pay approximately 90 percent of the value of similar licenses. In September 1994, legislation was introduced in Congress which would require recipients of pioneer preferences to pay 85 percent of the average amount paid for licenses in the 20 largest cities (exclusive of pioneer preference cities), but not less than $400 million. The Corporation vigorously opposes this legislation because it would result in pioneer preference recipients receiving licenses at only a fraction of their value. This legislation would also prevent the continuation of the Corporation's pending court appeal of the FCC's order that originally granted pioneer preferences. In addition, this legislation may prevent the FCC from reviewing certain licensing issues regarding the pioneer preference awards.

Interstate Access
- -----------------

The FCC ordered large LECs, including the Telephone Companies, to offer expanded network interconnection for interstate special access services effective June 1993, and for the transport portion of interstate switched access services effective February 1994. The Telephone Companies and other LECs appealed a provision of the decision which requires the LECs to permit competitive access providers ("CAPs") and other customers to locate their transmission facilities in the LECs' central offices. In June 1994, the U.S. Court of Appeals for the D.C. Circuit overruled the mandatory physical collocation requirement. The Court also remanded to the FCC the issue of whether the LECs should offer "virtual collocation" instead of physical collocation. With virtual collocation, the LECs install and maintain the equipment dedicated for use by the CAPs and charge the CAPs for services. In July 1994, the FCC directed the LECs to provide virtual collocation, but exempted LECs from this requirement at central offices where they offer physical collocation. The Telephone Companies plan to continue to offer physical collocation but has appealed certain requirements of the FCC's order. Interstate access revenues subject to increased competition represent less than five percent of the Telephone Companies' total revenues.

Telecommunications Legislation
- ------------------------------

In June 1994, the U.S. House of Representatives approved two telecommunications bills which would ease certain restrictions imposed by the 1982 Consent Decree and the 1984 Cable Act. Similar legislation with less favorable provisions was introduced in the U.S. Senate. However, the Senate bill was withdrawn before it could be submitted for a vote. The Corporation expects that similar legislation will be reintroduced in 1995.

In September 1994, Governor Wilson signed legislation directing the CPUC to authorize fully open competition for intrastate long-distance services if federal legislation or court action amends the 1982 Consent Decree. If not amended, the CPUC by October 1995 must order Pacific Bell to offer intrastate long-distance services and to seek a waiver of the 1982 Consent Decree. The CPUC's order would be subject to specific safeguards which would ensure that competitors have fair, nondiscriminatory and mutually open access to Pacific Bell's exchanges and to interexchange facilities.


APPLICABILITY OF REGULATORY ACCOUNTING

The  Telephone  Companies  currently  account  for  the  economic  effects  of regulation under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." If it becomes no longer reasonable to assume the Telephone Companies will recover their costs through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 would no longer apply. The Corporation monitors the effects of competition and changes in regulation to assess the likelihood the Telephone Companies will continue to recover their costs. The discontinued application of SFAS 71 would require the Telephone Companies to eliminate their regulatory assets and liabilities and may require a reduction of the carrying amount of their telephone plant. Two other telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have recorded the cumulative effect of using shorter depreciable lives for their telephone plant. If Pacific Bell were to discontinue the application of SFAS 71 and adopt similar depreciable lives and use similar methodologies as these other two RHCs to calculate the cumulative effect, the reduction in carrying amount of the Corporation's property, plant, and equipment would be between $3 and $5 billion. (See "Accounting Under Regulation" in Note A on page 11 for a discussion of regulatory assets and liabilities included in the balance sheet.)

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

10.pp(iii) Employment contract for a senior officer of Pacific Telesis Group.

 11        Computation of Earnings per common share.

 15        Letter re unaudited interim financial information.

 27 Financial Data Schedule for Pacific Telesis Group third quarter 1994 Form 10-Q.

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


November 14, 1994

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

10.pp(iii) Employment contract for a senior officer of Pacific Telesis Group.

 11        Computation of Earnings per common share.

 15        Letter re unaudited interim financial information.

 27 Financial Data Schedule for Pacific Telesis Group third quarter 1994 Form 10-Q.