Form 10-K405
PACIFIC TELESIS GROUP
filed 1995-03-24
CIK 732716

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                            ----------------------
                  For The Fiscal Year Ended December 31, 1994
                                      or
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | X |

Based on the composite closing sales price on February 28, 1995, the aggregate market value of all voting stock held by nonaffiliates was $12,719,083,260.

At February 28, 1995, 424,065,165 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Pacific Telesis Group's 1995 Proxy Statement, including Pacific Telesis Group's 1994 Consolidated Financial Statements, are incorporated by reference in Parts I, II and III hereof.

                               TABLE OF CONTENTS

                                    PART I

                                  Description
                                  -----------
Item                                                                   Page
----                                                                   ----

  1.   Business .....................................................    3

  2.   Properties ...................................................   17

  3.   Legal Proceedings ............................................   17

  4.   Submission of Matters to a Vote of Security Holders ..........   17

                                    PART II

                                  Description
                                  -----------

  5.   Market for Registrant's Common Equity and Related Stockholder
       Matters ......................................................   18

  6.   Selected Financial Data ......................................   18

  7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations ....................................   19

  8.   Financial Statements and Supplementary Data ..................   19

  9.   Changes in and Disagreements With Accountants on Accounting
       and  Financial Disclosure.....................................   19

                                   PART III

                                  Description
                                  -----------

 10.   Directors and Executive Officers of Registrant ...............   20

 11.   Executive Compensation .......................................   20

 12.   Security Ownership of Certain Beneficial Owners
       and Management................................................   20

 13.   Certain Relationships and Related Transactions ...............   20

                                    PART IV

                                  Description
                                  -----------

 14.   Exhibits, Financial Statement Schedule and Reports
       on Form 8-K ..................................................   21

                                    PART I

Item 1. Business.

GENERAL

Pacific Telesis Group (the "Corporation") was incorporated in 1983 under the laws of the State of Nevada and has its principal executive offices at 130 Kearny Street, San Francisco, California 94108 (telephone number
(415) 394-3000).

The Corporation is one of seven regional holding companies ("RHCs") formed in connection with the 1984 divestiture by AT&T Corp. ("AT&T") of its 22 wholly-owned operating telephone companies ("BOCs") pursuant to a consent decree settling antitrust litigation (the "Consent Decree") approved by the United States District Court for the District of Columbia (the "Court"), which has retained jurisdiction over the interpretation and enforcement of the Consent Decree.

The Corporation includes a holding company, Pacific Telesis; two BOCs, Pacific Bell and Nevada Bell (the "Telephone Companies"); and certain diversified subsidiaries, all described more fully below. The holding company provides financial, strategic planning, legal and general administrative functions on its own behalf and on behalf of its subsidiaries.

THE TELEPHONE COMPANIES AND THEIR SUBSIDIARIES

Pacific Bell and its wholly-owned subsidiaries, Pacific Bell Directory, Pacific Bell Information Services and Pacific Bell Mobile Services, and Nevada Bell provide a variety of communications and information services in California and Nevada. These services include: (1) dialtone and usage services, including local service (both exchange and private line), message toll services within a service area, Wide Area Toll Service (WATS)/800 services within a service area, Centrex service (a central office-based switching service) and various special and custom calling services; (2) exchange access to interexchange carriers and information service providers for the origination and termination of switched and non-switched (private line) voice and data traffic; (3) billing services for interexchange carriers and information service providers; (4) various operator services; (5) installation and maintenance of customer premises wiring; (6) public communications services; (7) directory publishing; and (8) selected information services, such as voice mail and electronic mail. Pacific Bell Mobile Services was formed in 1994 to offer personal communications and other mobile telecommunications services.

Pacific Bell Directory ("Directory") is the publisher of the Pacific Bell SMART Yellow Pages(R). It is the oldest and largest publisher of Yellow Pages in California, and is among the largest Yellow Pages publishers in the United States. Directory has recently introduced four-color, knock-out and menu ads; and has added two new features - California Tourist Guide and CD Sampler - to its "Local Talk(SM)" section which contains interactive guides on a range of topics accessible via telephone. As part of its ongoing small business advocacy efforts, Directory produces an award-winning publication in partnership with the U.S. Small Business Administration. "Small Business Success", now in its eighth year, addresses topics of importance to entrepreneurs.

Pacific Bell Information Services ("PBIS") provides business and residential voice mail and other selected information services. Current products include The Message Center for home use, Pacific Bell Voice Mail for businesses and Pacific Bell Call Management, a service that routes incoming business calls and connects computer databases to answer routine customer questions.

Pacific Bell Mobile Services ("PBMS") was formed in July 1994 to pursue opportunities in personal communications services ("PCS"), a new generation of wireless services geared to the business and consumer markets. In March 1995, Pacific Telesis Mobile Services ("PTMS"), a wholly-owned subsidiary of the Corporation, was the high bidder for two licenses to offer PCS services in California and Nevada at the close of Federal Communications Commission ("FCC") auctions. It is intended that PBMS and PTMS will work together to construct, manage and market services for the licensed wireless network.

OTHER SUBSIDIARIES AND TELESIS FOUNDATION

Pacific Telesis Enterprises was formed to be the holding company for certain other subsidiaries and work groups that are pursuing entry into competitive and/or emerging markets such as wireless, traditional and interactive video, electronic publishing and international ventures.

Pacific Telesis Enhanced Services was formed to provide support functions to certain other subsidiaries thereby allowing these subsidiaries to focus on service and customer development. These support functions include strategic planning, finance, human resources, external affairs and legal services.

Pacific Telesis Electronic Publishing Services, Inc. ("PTEPS") was formed to develop and offer electronic publishing services.

Pacific Telesis Video Services ("PTVS") was formed to provide interactive video services.

Pacific Telesis Wireless Broadband Services ("PTWBS") has filed applications with the FCC which propose to provide wireless access to certain schools in California. PTWBS, in conjunction with Telesis Technologies Laboratory Inc. ("TTL"), another wholly-owned subsidiary of the Corporation, is currently conducting a technology test of wireless video-distribution under an FCC experimental license in Riverside County, California. The Corporation anticipates the trials to be completed by mid-1995.

PacTel Finance, formerly a subsidiary of the former PacTel Corporation (now AirTouch Communications, Inc. ("AirTouch"), is now directly owned by the Corporation. Among subsidiaries held by PacTel Finance are PacTel Cable and CalFront Associates (formerly PacTel Properties).

PacTel Cable has sold all of its wholly-owned subsidiaries which owned cable franchises in the United Kingdom. The final sales were made to a subsidiary of Jones InterCable, Inc. in January 1994. PacTel Cable retains options to purchase from TC Cable, Inc. ("TC Cable") up to a 75 percent interest in Prime Cable of Chicago, Inc., which acquired certain Chicago cable television properties in June 1990 for $213 million. PacTel Capital Funding ("PTCF") has guaranteed bank financing used by TC Cable and its parent corporation to acquire this interest.

CalFront Associates held a portfolio of real estate assets, substantially all of which were sold by the Corporation in December 1994. (See the 1995 Proxy Statement under the heading "Status of Reserves" on pages F-21 through F-23 and in Note C to the 1994 Consolidated Financial Statements on page F-48 for a discussion of the related restructuring reserve which is incorporated herein by reference.)

PacTel Capital Resources ("PTCR") was formed to provide funding for the former PacTel Corporation and its subsidiaries, primarily through the sale of debt securities in the United States and other markets. PTCR has issued commercial paper and medium-term notes guaranteed by the Corporation from time to time since 1987. In the future, PTCR may also provide funding and other forms of financial support for its other affiliates.

PTCF was formed to facilitate funding for the former PacTel Corporation and its subsidiaries and third parties engaged in business with those companies, primarily through guaranteeing debt financing. In the future, PTCF may issue guarantees and other forms of financial support for its other affiliates and third parties.

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

Telesis Foundation, a private foundation organized under section 501(c)(3) of the Internal Revenue Code, makes grants in the areas of education, health and welfare, cultural, community and civic activities. As of December 31, 1994, Telesis Foundation had total assets with an estimated market value of $46 million.

SPIN-OFF OF THE CORPORATION'S WIRELESS OPERATIONS

Effective April 1, 1994, the Corporation spun off to shareowners its domestic and international cellular, paging and other wireless operations in a one-for-one stock distribution of its 86 percent interest in AirTouch. The stock distribution was recorded as a stock dividend from paid-in capital at the carrying amount of the net assets of spun-off operations. As a result, the
Corporation's total assets and shareowners' equity were each reduced by $2.9 billion in 1994. With the spin-off, the Corporation's responsibilities terminate in connection with any future obligations under AirTouch's joint venture agreement with Cellular Communications, Inc. and under various financial instrument contracts.

RESEARCH AND DEVELOPMENT

Bell Communications Research, Inc. ("Bellcore") furnishes the BOCs, including the Telephone Companies, with technical and consulting assistance to support their provision of exchange telecommunications and exchange access services. Each of the other six RHCs or their BOCs, including Pacific Bell, holds one-seventh of the voting stock of Bellcore, which serves as a central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government. The RHCs or their BOCs continually assess their relationship with Bellcore and how Bellcore can best serve them in the industry.

In addition, the Corporation conducts research and development through Pacific Bell and through TTL. The Corporation, excluding spun-off operations, spent approximately $52 million, $30 million and $30 million in 1994, 1993 and 1992, respectively, on research and development activities.

FINANCING ACTIVITIES OF THE CORPORATION

As of December 31, 1994, Pacific Bell had remaining authority from the California Public Utilities Commission ("CPUC") to issue up to $1.25 billion of long- and intermediate-term debt. The proceeds may be used only to redeem maturing debt and to refinance other debt issues. As of December 31, 1994, Pacific Bell had the ability to issue up to $650 million of long- and intermediate-term debt through a shelf registration filed with the Securities and Exchange Commission ("SEC") in April 1993. In addition, PTCR may issue up to $192 million of medium-term notes pursuant to a shelf registration on file with the SEC.

Pacific Bell and PTCR are the only subsidiaries of the Corporation with any long- or intermediate-term publicly held debt issues outstanding as of December 31, 1994. The holding company itself has no publicly held debt issues outstanding.

The following are bond and commercial paper ratings for the Corporation and its subsidiaries:
                                                          |   Long- and
                                                          |Intermediate-Term
                                   Commercial Paper       |      Debt
----------------------------------------------------------|-----------------
                                 Pacific                  |
                                 Telesis          Pacific |         Pacific
                                  Group    PTCR     Bell  |  PTCR     Bell
----------------------------------------------------------|-----------------
Moody's Investors Service, Inc. Prime-1  Prime-1  Prime-1 |    A1      Aa3
Standard & Poor's Corporation     A-1      A-1      A-1+  |    A+      AA-
Duff and Phelps, Inc.              -        -     Duff 1+ |     -      AA
-----------------------------------------------------------------------------

The above ratings reflect the views of the rating  agencies and are subject to
change.    The  ratings   should  be  evaluated  independently  and   are  not
recommendations to buy, sell or hold the securities of the Corporation.

See the 1995 Proxy Statement under the heading "Liquidity and Financial Condition" on pages F-24 through F-27 and in Notes H and I to the 1994 Consolidated Financial Statements on pages F-59 through F-61 for additional discussion of the Corporation's financing activities which in incorporated herein by reference.

PRINCIPAL SERVICES

The operations of AirTouch have been classified separately within the Corporation's financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Corporation's "continuing operations." Under this presentation, the Telephone Companies accounted for almost all of the Corporation's operating revenues in 1994, 1993 and 1992. For these reasons, the following discussion focuses on selected operating information for the Telephone Companies. Additional information regarding revenues, operating profit or loss and assets of the Corporation, relating primarily to the Telephone Companies, is incorporated from the 1995 Proxy Statement by reference in "Item 8. Financial Statements and Supplementary Data" below.

Significant components of the Corporation's operating revenues are depicted in the chart below:
                                             % of Total Operating Revenues*
                                             ------------------------------
Revenues by Major Category                      1994      1993      1992
---------------------------------------------------------------------------
Local Service
    Recurring ..............................     22%       22%       21%
    Other Local ............................     15%       16%       16%

Network Access
    Carrier Access Charges .................     18%       18%       18%
    End User & Other .......................      7%        7%        7%

Toll Service**
    Message Toll Service ...................     21%       20%       19%
    Other ..................................      1%        2%        4%

Other Service Revenues
    Directory Advertising ..................     11%       11%       11%
    Other ..................................      5%        4%        4%
                                               ------    ------    ------
TOTAL ......................................    100%      100%      100%
===========================================================================

The percentages of the Corporation's operating revenues attributable to interstate and intrastate telephone operations are displayed below:

                                             % of Total Operating Revenues*
                                             ------------------------------
                                                1994      1993      1992
---------------------------------------------------------------------------
Interstate telephone operations ............     17%        18%       18%
Intrastate telephone operations ............     83%        82%       82%
                                               ------    ------    ------
TOTAL ......................................    100%       100%      100%
===========================================================================

*   Excludes revenues of spun-off operations.

** Percentages for 1994 and 1993 are not comparable to percentages for 1992 due to reclassifications in the presentation.

MAJOR CUSTOMER

Payments from AT&T for access charges and other services accounted for approximately 11 percent of the Corporation's operating revenues during 1994. No other customer accounted for more than 10 percent of the Corporation's operating revenues in 1994.

CONSENT DECREE

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

Under the Consent Decree, the principal restrictions initially prohibited the provision of interexchange telecommunications, information services and telecommunications equipment. As described below, the information services prohibition was lifted in 1991. The telecommunications businesses permitted by the Consent Decree include the provision of exchange telecommunications** and exchange access services, customer premises equipment ("CPE") and printed directory advertising. The RHCs are prohibited from manufacturing telecommunications equipment and CPE. On December 3, 1987, the Court interpreted the manufacturing restriction to mean that the RHCs are prohibited from designing and developing telecommunications equipment and CPE as well as from fabricating them. In March 1995, the Court granted a Waiver that allows the RHCs to provide telecommunications equipment to unaffiliated parties. In March 1995, the Court also granted a Waiver to allow the Corporation to own and operate certain facilities to receive video programming and to provide limited interexchange video services.

In May 1993, the U.S. Court of Appeals for the District of Columbia affirmed the Court's removal of the ban on the provision of information services by the Corporation. The removal of this ban in July 1991 allowed the Telephone Companies to offer a variety of new information services, subject to regulatory approvals, such as enhanced gateway services and electronic publishing services. In November 1993, the U.S. Supreme Court declined to review the Appeals Court decision.

------------------

* The terms of the Consent Decree, with certain exceptions, apply generally to all the BOCs and their affiliates.

** "Exchange telecommunications" includes toll services within a service area as well as local service.

In January 1995, the Corporation asked the U.S. Department of Justice to support a Waiver of the provisions of the Consent Decree which prohibit the Corporation from providing long-distance services. Long-distance calls are calls between service areas. The Waiver requests permission for the Corporation to provide long-distance service for calls originating in California that terminate either in or outside of California and 800 services for calls originating in or outside of California that terminate in
California. This filing is consistent with the CPUC and California Legislature's goal of having full competition for telecommunications services in California. The final decision to grant a Waiver must be made by the Court. The waiver process could take two or more years. See the 1995 Proxy Statement under the heading "Telecommunications Legislation" on page F-10 for additional information on the regulation of the provision of long-distance services which is incorporated herein by reference.

STATE REGULATION

As a provider of telecommunications services in California, Pacific Bell is subject to regulation by the CPUC with respect to intrastate prices and services, intrastate depreciation rates, the issuance of securities and other matters. The Public Service Commission of Nevada ("PSCN") regulates Nevada Bell on similar issues.

The CPUC adopted a new regulatory framework ("NRF"), which is a form of "price cap" regulation, for Pacific Bell in October 1989. In June 1994, the CPUC issued a decision in its scheduled review of the NRF. The decision increased the productivity factor and reduced Pacific Bell's benchmark rate of return from 13.0 percent to 11.5 percent. Earnings between 11.5 percent and
15.0 percent will be shared equally between Pacific Bell and its customers. Earnings above 15.0 percent will be shared 70.0 percent and 30.0 percent between Pacific Bell and its customers, respectively.

Under "price cap" regulation, the CPUC requires Pacific Bell to submit an annual price cap filing to determine prices for categories of services for each new year. Price adjustments reflect the effects of any change in the Gross Domestic Product Price Index ("GDP-PI") less the productivity factor. The CPUC increased the productivity factor from 4.5 percent to 5.0 percent effective July 1994. The annual price adjustments also reflect the effects on Pacific Bell's costs of exogenous events beyond its control. In December 1994, the CPUC ordered a $232 million revenue reduction* for 1995 as a result of Pacific Bell's annual price cap filing. The ordered reduction includes a decrease of $161 million because the 5.0 percent productivity factor of the price cap formula exceeded the growth in the GDP-PI by 2.4 percent. The order also included several other items that will decrease revenues by an additional $71 million.

-----------------

* Unless otherwise indicated, revenue changes from the CPUC price cap order are estimated on an annual basis and may be more or less than the amount ordered, due to later changes in volumes of business.

In Nevada, the PSCN authorized an Alternative Plan for Regulation for telephone companies, including Nevada Bell, beginning in 1991. Nevada Bell was awarded an equity-based rate of return ("ROE") of 13 percent and a sharing formula allows Nevada Bell to share in any earnings above the benchmark ROE of 13 percent. The new incentive-based framework places a five-year cap on basic rates. The earnings and sharing review conducted in 1994 based upon 1993 results of operations resulted in no sharing due to an ROE under 13 percent.

See the 1995 Proxy Statement under the headings "Toll Services Competition," "Local Services Competition" and "Intrastate Access Services Competition" on pages F-6 through F-9 and "CPUC Regulatory Framework Review" and "PSCN Regulatory Framework Review" on pages F-10 through F-11 for additional information on the regulation of the Telephone Companies by the CPUC and PSCN which is incorporated herein by reference.

See the 1995 Proxy Statement under the headings "Postretirement Benefits Other Than Pensions" and "Information Services Subsidiary" on page F-28, "Change in Accounting for Postretirement and Postemployment Costs" in Note A to the 1994 Consolidated Financial Statements on page F-46 and "Revenues Subject to Refund" in Note L to the 1994 Consolidated Financial Statements on page F-65 for a discussion of other CPUC proceedings, including regulatory and ratemaking treatment for postretirement benefits in connection with the adoption of Statement of Financial Accounting Standards No. 106 and the reduction of Pacific Bell's revenue due to its transfer of assets to PBIS which is incorporated herein by reference.

FEDERAL REGULATION

The Telephone Companies are subject to the jurisdiction of the FCC with respect to interstate access charges and other matters. The FCC prescribes a Uniform System of Accounts and interstate depreciation rates for operating telephone companies. The FCC also prescribes "separations procedures", which are the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and intrastate services under the jurisdiction of state regulatory authorities. The Telephone Companies are also required to file tariffs with the FCC for the services they provide. In addition, the FCC establishes procedures for allocating costs and revenues between regulated and unregulated activities.

Beginning in 1991, the FCC adopted a price cap system of incentive-based regulation for local exchange carriers. Pacific Bell's access rates were retargeted to a new 11.25 percent rate of return on rate base assets. The
FCC's price cap system provides a formula for adjusting rates annually for changes in the Gross National Product Price Index, less a productivity factor and changes in certain costs that are triggered by administrative, legislative or judicial action beyond the control of the local exchange carriers.

The FCC's price cap plan allows the Telephone Companies to choose between two productivity offset factors of 3.3 percent or 4.3 percent on an annual basis. This choice affects both the sharing threshold and the threshold above which all earnings must be returned to customers. In its fourth annual access filing, Pacific Bell again chose the productivity factor of 3.3 percent, which the FCC approved in June 1994. Nevada Bell elected the productivity factor of
4.3 percent. For Pacific Bell, the 3.3 percent factor sets the benchmark rate of return for sharing of earnings at 12.25 percent. For Nevada Bell, the
4.3 percent factor sets the sharing threshold at 13.25 percent. If earnings for 1994 are determined to exceed their respective sharing thresholds, Pacific Bell and Nevada Bell must share the excess earnings equally with customers. Pacific Bell's earnings above 16.25 percent must be returned entirely to customers. For Nevada Bell, all earnings above 17.25 percent must be returned to customers. New interstate access prices became effective July 1, 1994. As a result, the Telephone Companies' interstate network access revenues will be reduced about $30 million annually beginning July 1, 1994. Pacific Bell's decrease reflects the application of the price cap formula, increased support payments to the National Exchange Carrier Association and an $8 million price reduction to help it remain competitive with other access providers.

In 1994, the FCC began a comprehensive review of the Local Exchange Carrier price cap framework. See the 1995 Proxy Statement under the headings
"Interstate Access Services Competition" on page F-8 and "FCC Regulatory Framework Review" on page F-11 for additional information on the regulation of the Telephone Companies by the FCC which is incorporated herein by reference.

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

CHANGING INDUSTRY ENVIRONMENT

One of the challenges facing the Telephone Companies is the accelerating convergence of the telecommunications, computer and video industries. The new information services industry is being shaped by advances in digital and fiber-optic technologies that will make possible the provision of interactive broadband services by the Telephone Companies as well as others. Although this convergence will bring further competition, it also should mean unprecedented reasons to enter new businesses from which we have been barred historically. Telecommunications policy reform has been, and will continue to be, the subject of much debate in Congress, the California Legislature, the courts, the FCC, the CPUC and the PSCN. The Corporation supports public policy reforms that promote fair competition and ensure the responsibility for universal service is shared by all who seek to provide telecommunications services. The Corporation continues to believe it should be allowed the opportunity to compete in other markets, such as long-distance, cable television programming and manufacturing. Competition could bring great benefits to customers by giving them the opportunity to choose among service providers, for everything from dialtone to long-distance.

Investing in the Core Networks

In order to offer the products and services customers want, now and in the future, the Telephone Companies continue to invest heavily in improvements to their core telephone networks. The Telephone Companies spent a total of $1.7 billion on the networks during 1994. See the 1995 Proxy Statement under the heading "Investing in the Core Networks" on pages F-2 through F-3 for additional information on the Telephone Companies' core networks which is incorporated herein by reference.

Video Services

In  October  1994,  the  Corporation,  Bell  Atlantic  Corporation  and  NYNEX
Corporation formed two new ventures to deliver the next generation of nationally branded home entertainment, information and interactive services. A media venture was formed to develop a portfolio of branded programming and services. A technology venture was formed to provide the systems needed to drive the delivery of this programming over the telephone companies' proposed new video dialtone networks. The media venture formed a strategic relationship with Creative Artists Agency, Inc., which will provide various advisory and consulting services. Upon FCC approval, the media venture anticipates delivering video services to customers through the partners' retail affiliates over the video dialtone networks in 1996.

As an enhancement to the broadband network the Corporation is exploring wireless cable and video-distribution technologies. (See description of PTWBS above.)

PTVS is working with Hewlett-Packard Company to build an interactive video system that will offer consumers movies and other programs "on demand" in early 1995. Hewlett-Packard will provide large video servers to distribute digital video "streams" to individual subscribers' homes. The servers will be built around a new technology, or "video transfer engine", that is flexible, reliable and upgradeable.

See the 1995 Proxy Statement under the headings "Investing in the Core Networks" on pages F-2 through F-3 and "Court Decision on Video Programming" and "Telecommunications Legislation" on pages F-9 through F-10 for additional information on the regulation of the provision of video services which is incorporated herein by reference.

Electronic Publishing Services

To develop new markets in home shopping and information services, PTEPS and the Los Angeles Times, a division of Times Mirror Corporation, formed an equally-owned partnership. Services are expected to be provided in late 1995 to customers in the Los Angeles area. The partners plan to combine business information, classified and display advertisements, editorial and promotional material and other information into a single database. Initially, shopping assistants will provide facts about products and services and recommendations about accessing the wide array of information. In 1996, customers are expected to be able to obtain services by accessing the database directly via computer.

See the 1995 Proxy Statement under the heading "Structural Separations Requirements" on page F-28 for information on the regulation of the offering of telephone enhanced services which is incorporated herein by reference.

Personal Communications Services

In June 1994, the FCC issued an order allocating radio spectrum and setting forth licensing requirements to provide PCS. PCS relies on a network of transceivers that may be placed throughout a neighborhood, business complex or community to provide customers with mobile voice and data communications. The FCC established two different sizes of service areas for PCS: 51 large areas referred to as Major Trading Areas ("MTAs") and 493 smaller areas. The MTA licenses are for 30 megahertz of spectrum. In any given area, there will be as many as six licenses, including two MTA licenses.

PCS will be a digital wireless service offering mobility for both voice and data communications. The Corporation's PCS network will be designed to connect seamlessly to the wired network to provide an integrated system. PCS technology should allow customers to be reachable, wherever they are, with a single telephone number. In December 1994, PBMS contracted with a wireless system design company to perform all the radio frequency design work for the Corporation's PCS network.

In March 1995, PTMS was high bidder for two licenses to offer PCS services in California and Nevada at the close of FCC auctions, with bids totalling $696 million. The Corporation must still apply to the FCC for authority to offer PCS and will be required to meet certain network completion schedules. Management anticipates introducing PCS services in early 1997. Including the costs of the PCS licenses and building the PCS network, total capital expenditures for the Corporation in 1995 are expected to be approximately $2.8 billion. The Corporation intends to use a combination of internally generated funds and external financing to initially fund PCS licenses and the PCS network.

COMPETITION

Regulatory, legislative and judicial actions since the Consent Decree, as well as advances in technology, have expanded the types of available communications services and products and the number of companies offering such services. Various forms of competition are growing steadily and are already having an effect on the Telephone Companies' earnings. An increasing amount of this competition is from large companies with substantial capital, technological and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers and wireless companies. Soon the Telephone Companies will also face competition from cable television companies and others. Management supports the simultaneous entry of all telecommunications competitors into each others' markets.

Telephone Services Competition

See the 1995 Proxy Statement under the heading "Competition" on pages F-6 through F-9 for information on current developments in toll services, local services, interstate access services and intrastate access services competition which is incorporated herein by reference.

Directory Publishing

Other producers of printed directories offer products that compete with certain Pacific Bell Directory SMART Yellow Pages products. Competitors include large companies that have significant resources. Competition is not limited to other printed directories, but includes newspapers, radio, television and, increasingly, direct mail. In addition, new advertising and information products may compete directly or indirectly with the SMART Yellow Pages. The Corporation is unable to predict the extent to which these competitors may affect future revenues.

PCS

The Corporation will face competition in the provision of PCS services from the holders of the other licenses in such areas. In addition, the Corporation must compete with established providers of cellular service. Although the Corporation anticipates significant competition in PCS, management believes that its reputation for superior services will be a competitive advantage.

EMPLOYEES

As of December 31, 1994, the Corporation and its subsidiaries employed 51,590 persons. About 70 percent of the employees of the Corporation are represented by unions. In September 1992, the unions which represent these employees ratified labor contracts for a three-year term. The agreements provided for a 12 percent increase in wages, including job upgrades and a 13 percent increase in pensions over the three-year term. In addition, the contracts included incentives for early retirement, enhanced employment security, improvements in work and family life benefits and increases in health and dental care coverage. These contracts will expire in August 1995 and will be renegotiated.

As a result of its efforts to restructure and reengineer its processes, Pacific Bell reduced net force by about 3,800 employees during 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below gives the names of executive officers as of February 28, 1995, their present titles and the dates they were elected to these positions.

       Name               Age            Title                       Since

P. J. Quigley*..........   52   Chairman of the Board, President and
                                  Chief Executive Officer ..........  4/94
D. W. Dorman* ..........   41   President and Chief Executive Officer
                                 - Pacific Bell.....................  7/94
W. E. Downing*.........    55   Executive Vice President, Chief
                                  Financial Officer and Treasurer...  4/94
M. J. Fitzpatrick*......   46   President and Chief Executive Officer
                                  - Pacific Telesis Enterprises.....  7/94
J. R. Moberg* .........    59   Executive Vice President, Human
                                  Resources ........................  9/87
R. W. Odgers* .........    58   Executive Vice President, General
                                  Counsel, External Affairs
                                  and Secretary.....................  3/88
R. L. Barada ..........    50   Vice President - Corporate Strategy
                                 and Development....................  1/95

Messrs. Quigley, Downing, Moberg, Odgers and Barada have held responsible managerial positions with the Corporation or one of its subsidiaries for at least the past five years.

Mr. Dorman joined the Corporation as Group President and Pacific Bell as President and Chief Executive Officer in July 1994. Prior to joining the Corporation, Mr. Dorman was employed at Sprint Corporation since 1981. Beginning in 1984, he held a series of leadership positions at Sprint Corporation, culminating as President, Business Services from 1993 to 1994.

Mr. Fitzpatrick joined Pacific Bell as Executive Vice President in August 1993. In July 1994, Mr. Fitzpatrick became an Executive Vice President of the Corporation. Prior to joining Pacific Bell, Mr. Fitzpatrick was at Network Systems Corporation, a computer networking firm, where he became President in October 1991 and Chief Executive Officer in April 1992.

Officers are not elected for a fixed term, but serve at the discretion of the Corporation's Board of Directors.




------------------

  *    Also  executive  officers  of   Pacific  Bell.    Messrs.  Dorman   and
       Fitzpatrick  are   Group  President   and  Executive  Vice   President,
       respectively, of the Corporation.

Item 2. Properties.

As of December 31, 1994, the properties of the Telephone Companies represented substantially all plant, property and equipment of the Corporation.

The   properties  of  the  Telephone  Companies  do  not  lend  themselves  to description by character and location of principal units. At December 31, 1994, the percentage distribution of total telephone plant by major category for the Telephone Companies were as follows:

                                                          Pacific    Nevada
Telephone Property, Plant and Equipment                     Bell      Bell
----------------------------------------------------------------------------
Land and buildings (occupied principally
  by central offices) ............................           10%        8%

Cable and conduit ...................................        40%       54%

Central office equipment ............................        36%       32%

Other ...............................................        14%        6%
                                                           -------  -------
Total ...............................................       100%      100%
============================================================================

At December 31, 1994, the percent utilization of central office equipment capacity for Pacific Bell and Nevada Bell was approximately 92 percent and 94 percent, respectively.

Substantially all of the installations of central office equipment and administrative offices are in buildings and on land owned by the Corporation. Many garages, business offices and telephone service centers are in rented quarters.

As of December 31, 1994, about 26 percent of the network access lines of Pacific Bell were in Los Angeles and vicinity and about 25 percent were in San Francisco and vicinity. On that date, about 70 percent of Nevada Bell's network access lines were in Reno and vicinity. The Telephone Companies provided approximately 77 percent and 29 percent of the total access lines in California and Nevada, respectively, on December 31, 1994. The Telephone Companies do not furnish local service in certain sizeable areas of California and Nevada which are served by nonaffiliated telephone companies.

Item 3.  Legal Proceedings.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted for a vote of security holders during the fourth quarter of the year covered by this report.

                                    PART II

Item 5.  Market  for  Registrant's  Common  Equity  and  Related   Stockholder
         Matters.

DESCRIPTION OF COMMON STOCK, DIVIDEND AND MARKET INFORMATION

All shares of common stock, par value $0.10 per share ("Common Stock"), of the Corporation are entitled to participate equally in dividends. Each shareowner has one vote for each share registered in the shareowner's name. All shares of Common Stock would rank equally on liquidation. Owners of shares of Common Stock have no preemptive or cumulative voting rights.

At February 28, 1995, there were 759,310 holders of record of the Corporation's Common Stock. At February 28, 1995, the high and low sales price for the Corporation's Common Stock based on New York Stock Exchange Composite Transactions was $30.00 and $29.50, respectively.

The markets for trading in the Common Stock are the New York, Pacific, Chicago, Swiss and London Stock Exchanges.

The Corporation from time to time purchases shares of its Common Stock on the open market or through privately negotiated purchases and holds these shares as treasury stock.

All shares of Common Stock are fully paid and nonassessable.

Information regarding dividends paid on the Common Stock for 1994 and 1993 and the quarterly high and low sales prices of the Common Stock during 1994 and 1993 are included in the 1995 Proxy Statement under the heading "Stock Trading Activity and Dividends Paid" on page F-71, which is incorporated herein by reference pursuant to General Instruction G(2).

The declaration and timing of all dividends are at the discretion of the Corporation's Board of Directors and are dependent upon the Corporation's earnings and financial requirements, general business conditions and other factors; there can be no assurances as to the amount or frequency of any future dividends on the Common Stock.

Item 6. Selected Financial Data.

The information required by this Item is included in the 1995 Proxy Statement under the heading "Selected Financial and Operating Data" on pages F-30 through F-31, which is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is included in the 1995 Proxy Statement under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages F-1 through F-29, which is incorporated herein by reference pursuant to General Instruction G(2).

Item 8.  Financial Statements and Supplementary Data.


                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Pacific Telesis Group and Subsidiaries has been incorporated by reference in this Form 10-K from page F-34 of the 1995 Proxy Statement of Pacific Telesis Group and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 on page 21 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ Coopers & Lybrand L.L.P.

San Francisco, California
February 23, 1995

All other information required by this Item is included in the 1995 Proxy Statement on pages F-32 and F-33 (entire text under the heading "Report of Management"), and on pages F-35 through F-70 (all text and data through Note N on such pages, comprising the Corporation's consolidated financial statements), which is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No disagreements with the Corporation's independent accountants on any accounting or financial disclosure occurred during the period covered by this report.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant.

For information with respect to executive officers of the Corporation, see "Executive Officers of the Registrant" at the end of Part I of this report, which is incorporated herein by reference. For information with respect to the directors of the Corporation, see "Election of Directors" on pages 3 through 6 of the 1995 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation.

For information with respect to executive compensation, see "Report of the Compensation and Personnel Committee," "Compensation and Personnel Committee Interlocks and Insider Participating," "Executive Compensation," "Pension Plans" and "Employment Contracts and Termination of Employment or Change in Control Arrangements" on pages 10 through 23 of the 1995 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3). For information with respect to director compensation, see "Director Compensation and Related Transactions" on pages 7 through 9 of the 1995 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

For information with respect to the security ownership of the directors and officers of the Corporation, see "Stock Ownership" on page 9 of the 1995 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions.

For information with respect to certain relationships and related transactions, see "Director Compensation and Related Transactions" on pages 7 through 9 and "Compensation and Personnel Committee Interlocks and Insider Participation" on page 13 of the 1995 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3).

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

                 Consolidated Statements of Income .............       *

                 Consolidated Balance Sheets ...................       *

                 Consolidated Statements of Shareowners'
                   Equity ......................................       *

                 Consolidated Statements of Cash Flows .........       *

                 Notes to Consolidated Financial
                   Statements ..................................       *

                 Quarterly Financial Data ......................       *

         (2) Financial Statement Schedule:

             II - Valuation and Qualifying Accounts ............      29

             Financial statement schedules other than listed above have been omitted either because the required information is contained in the Consolidated Financial Statements and the notes thereto or because such schedules are not required or applicable.


* Incorporated herein by reference to the appropriate portions of the 1995 Proxy Statement (File No. 1-8609). (See Part II.)

        (3) Exhibits:

            Exhibits identified in parentheses below as on file with the SEC are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8609. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are filed as Exhibits 10aa through 10yy.

             Exhibit
             Number                       Description
             -------                      -----------

               3a Articles of Incorporation of Pacific Telesis Group, as amended to June 17, 1988 (Exhibit 3a to Registration Statement No. 33-24765).

               3b  By-Laws   of  Pacific   Telesis   Group,   as  amended   to
                   September 24, 1993 (Exhibit 3b to Registration Statement No. 33-50897, filed November 2, 1993).

               4a Rights Agreement, dated as of September 22, 1989, between Pacific Telesis Group and The First National Bank of
                   Boston, as successor Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate
                   (Exhibits 1 and 2 to Form SE filed September 25, 1989 as part of Form 8-A).

               4b No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Telesis Group and its subsidiaries is filed herewith pursuant to Regulation S-K,
                   Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Telesis Group hereby agrees to furnish a copy of any such instrument to the SEC upon request.

              10e Separation Agreement by and between the Corporation and PacTel Corporation dated as of October 7, 1993, and amended November 2, 1993 and March 25, 1994 (Exhibit 10e to Form 10-K for 1993).

                   10e(i) Amendment No. 3 to Separation Agreement effective as of April 1, 1994.

             10aa Pacific Telesis Group Senior Management Short Term Incentive Plan (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, including Pacific Telesis Group's 1994 Consolidated Financial Statements filed March 13, 1995).

             10bb Pacific Telesis Group Senior Management Long Term Incentive Plan (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, including Pacific Telesis Group's 1994 Consolidated Financial Statements filed March 13, 1995).

             10cc  Pacific  Telesis   Group  Executive  Life   Insurance  Plan
                   (Exhibit 10cc to Form SE filed March 27, 1987 in connection with the Corporation's Form 10-K for 1986).

                   10cc(i) Resolutions amending the Plan, effective April 1, 1994 (Exhibit 10cc(i) to Form 10-K for 1993).

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

                   10gg(ii) Resolutions amending the Plan, effective April 1, 1994 (Exhibit 10gg(ii) to Form 10-K for 1993).

             10hh  Description  of   Pacific  Telesis  Group   Directors'  and
                   Officers' Liability Insurance Program (Exhibit 10hh to Form 10-K for 1993).

             10ii Description of Pacific Telesis Group Plan for Nonemployee Directors' Travel Accident Insurance (Exhibit 10ii to Form SE filed March 26, 1990 in connection with the Corporation's Form 10-K for 1989).

             10jj Pacific Telesis Group 1994 Stock Incentive Plan (Attachment A to Pacific Telesis Group's 1994 Proxy Statement, including Pacific Telesis Group's 1993 Consolidated Financial Statements filed March 11, 1994, and amended March 14 and March 25, 1994).

                   10jj(i) Resolutions amending the Plan, effective January 1, 1995 (Attachment A to Pacific Telesis Group's 1995 Proxy Statement including Pacific Telesis Group 1994 Consolidated Financial Statements filed March 13, 1995).

             10kk Pacific Telesis Group Executive Non-Qualified Pension Plan (Exhibit 10kk to Form SE filed April 1, 1991 in connection with the Corporation's Form 10-K for 1990).

                   10kk(i) Resolutions amending the Plan, effective as of June 28, 1991. (Exhibit 10kk(i) to Form SE filed March 26, 1992 in connection with the Corporation's Form 10-K for 1991).

                   10kk(ii) Resolutions amending the Plan effective May 22, 1992 and November 20, 1992 (Exhibit 10kk(ii) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for
                             1992).

                   10kk(iii) Resolutions  amending  the  Plan, effective  date
                             April 1, 1994 (Exhibit 10kk(iii) to Form 10-K for
                             1993).

                   10kk(iv) Trust Agreement No. 3 between Pacific Telesis Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Exhibit 10kk(iv) to Form 10-K for 1993).

             10ll  Pacific Telesis Group Executive Deferral Plan.

             10mm Description of Pacific Telesis Group Personal Umbrella Liability Insurance.

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

                   10nn(ii) Resolutions amending the Plan, effective April 1, 1994 (Filed as Exhibit 10kk(iii) to Form 10-K for
                             1993).

                   10nn(iii) Trust  Agreement No.  3  between Pacific  Telesis
                             Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Filed as Exhibit 10kk(iv) to Form 10-K for 1993).

             10pp Employment Contracts for Certain Senior Officers of Pacific Telesis Group (Exhibit 10pp to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

                   10pp(i) Schedule to Exhibit 10pp (Exhibit 10pp(ii) to Form 10-K for 1993).

                   10pp(ii)  Employment contracts for certain  senior officers
                             of  Pacific Telesis Group  (Exhibit   10pp(ii) to
                             Form 10-K for 1993).

                   10pp(iii) Employment contract for senior officer of Pacific
                             Telesis Group (Exhibit 10pp(iii) to Form 10-Q for the quarter ended September 30, 1994).

                   10pp(iv) Employment contract for certain senior officers of Pacific Telesis Group.

             10rr Executive supplemental benefit agreement (Exhibit 10rr to Form 10-K for 1993).

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

                   10uu(ii) Amendment to Trust Agreement No. 1, effective May 28, 1993 (Exhibit 10uu(ii) to Form 10-K for
                             1993).

                   10uu(iii) Amendment  to Trust  Agreement  No. 1,  effective
                             November 15, 1993 (Exhibit 10uu(iii) to Form 10-K for 1993).

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

                   10vv(ii) Amendment to Trust Agreement No. 2, effective May 28, 1993 (Exhibit 10vv(ii) to Form 10-K for
                             1993).

             10yy Pacific Telesis Group Supplemental Executive Retirement Plan (Exhibit 10yy to Form SE filed April 1, 1991 in connection with the Corporation's Form 10-K for 1990).

                   10yy(i) Resolutions amending the Plan effective November 20, 1992 (Exhibit 10yy(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

                   10yy(ii) Resolutions amending the Plan, effective April 1, 1994 (Filed as Exhibit 10kk(iii) to Form 10-K for
                             1993).

                   10yy(iii) Trust  Agreement  No. 3  between  Pacific Telesis
                             Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Filed as Exhibit 10kk(iv) to Form 10-K for 1993).

             11    Computation of Earnings per Common Share.

             12    Computation of Ratio of Earnings to Fixed Charges.

             21    Subsidiaries of Pacific Telesis Group.

             23    Consent of Coopers & Lybrand L.L.P.

             24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

             27    Financial Data Schedule.

             99a   Pacific  Telesis Group's  1995  Proxy Statement,  including
                   Pacific   Telesis   Group's  1994   Consolidated  Financial
                   Statements (Filed March 13, 1995).

             99b Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees for the year 1994 (To be filed as an amendment within 180 days).

             99c Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried
                   Employees for the year 1994 (To be filed as an amendment within 180 days).

          The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

    (b) Reports on Form 8-K:

        No reports on Form 8-K have been filed during the last quarter of period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        PACIFIC TELESIS GROUP


BY  /s/ William E. Downing
    -------------------------
    William E.  Downing, Executive Vice President, Chief Financial Officer and
                             Treasurer (Principal Accounting Officer)

DATE:  March 24, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Philip  J. Quigley*  Chairman  of the  Board,  President and  Chief  Executive
Officer

William E. Downing, Executive Vice President, Chief Financial Officer and Treasurer

William P. Clark,* Director                            Mary S. Metz,* Director

Herman E. Gallegos,* Director                        Lewis E. Platt,* Director

Donald E. Guinn, Director                                Toni Rembe,* Director

Frank C. Herringer,* Director                     S. Donley Ritchey,* Director

Ivan J. Houston,* Director                     Richard M. Rosenberg,* Director





*BY    /s/ William E. Downing
       ------------------------------------
       William E. Downing, attorney-in-fact

DATE:  March 24, 1995

                                                                  Sheet 1 of 3

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)

---------------------------------------------------------------------------
    COL. A         COL. B            COL. C           COL. D     COL. E
---------------------------------------------------------------------------

Allowance for Doubtful Accounts
-------------------------------
                                    Additions
                              --------------------
                                  (1)        (2)
                              Charged to   Charged
                 Balance at    Costs and  to Other             Balance at
                End of Prior   Expenses   Accounts  Deductions   End of
                   Period         (a)        (b)        (c)      Period
---------------------------------------------------------------------------
Year 1994           $138         $151       $143       $298       $134
Year 1993           $130         $163       $140       $295       $138
Year 1992*          $ 98         $160       $165       $293       $130
===========================================================================

Reserve for Discontinuing Real Estate Operations
------------------------------------------------

                                    Additions
                              --------------------
                                  (1)        (2)
                              Charged to   Charged
                 Balance at    Costs and  to Other             Balance at
                End of Prior   Expenses   Accounts  Deductions   End of
                   Period         (d)                            Period
---------------------------------------------------------------------------
Year 1994            $338         $  0        $0       $287       $ 51
Year 1993            $ 33         $347        $0       $ 42       $338
Year 1992            $ 75         $  0        $0       $ 42       $ 33
===========================================================================



See accompanying notes on Sheet 3 of 3.

                                                                  Sheet 2 of 3

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)


---------------------------------------------------------------------------
    COL. A         COL. B            COL. C           COL. D     COL. E
---------------------------------------------------------------------------

Reserve for Restructuring-Pacific Bell
--------------------------------------

                                    Additions
                              --------------------
                                  (1)        (2)
                              Charged to   Charged
                 Balance at    Costs and  to Other             Balance at
                End of Prior   Expenses   Accounts  Deductions   End of
                   Period         (e)        (f)        (g)      Period
---------------------------------------------------------------------------
Year 1994            $1,097       $  0        $ 0       $278     $  819
Year 1993            $  101       $977        $43       $ 24     $1,097
Year 1992            $  165       $  0        $ 0       $ 64     $  101
===========================================================================

Various Other Reserves
----------------------
                                       Additions
                                ---------------------
                                    (1)         (2)
                  Balance at    Charged to    Charged            Balance at
                 End of Prior    Costs and   to Other              End of
                    Period       Expenses    Accounts Deductions   Period
---------------------------------------------------------------------------
Year 1994              $90          $  0          $0        $22       $68
Year 1993              $27          $107          $0        $44       $90
Year 1992              $ 9          $ 18          $0        $ 0       $27
===========================================================================





See accompanying notes on Sheet 3 of 3.

                                                                  Sheet 3 of 3


                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




--------------------

 *   Restated  to   reflect  the  spin-off   of  the  Corporation's   wireless
     operations, which are excluded from amounts for continuing operations in the current financial statement presentation of Pacific Telesis Group.

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

(e) Pacific Bell recorded pre-tax restructuring charges to recognize the incremental cost of force reductions.

(f)  Amounts in this column reflect items capitalized to construction.

(g) The 1994 amount reflects $62 million of costs for enhanced retirement benefits paid from pension fund assets which do not require current outlays of the Corporation's funds. Pension plan gains offsetting the 1994 loss are expected in 1995 through 1997 as more force reductions occur under nonpension related offerings.


--------------------

        TELESIS(R) is a registered trademark of Pacific Telesis Group.

                                 EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8609. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are filed as Exhibits 10aa through 10zz inclusive.

Exhibit
Number                     Description
-------                    -----------

3a Articles of Incorporation of Pacific Telesis Group, as amended to June 17, 1988 (Exhibit 3a to Registration Statement No. 33-24765).

3b By-Laws of Pacific Telesis Group, as amended to September 24, 1993 (Exhibit 3b to Registration Statement No. 33-50897, filed November 2, 1993).

4a Rights Agreement, dated as of September 22, 1989, between Pacific Telesis Group and The First National Bank of Boston, as successor Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate (Exhibits 1 and 2 to Form SE filed September 25, 1989 as part of Form 8-A).

4b No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Telesis Group and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Telesis Group hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10e Separation Agreement by and between the Corporation and PacTel Corporation dated as of October 7, 1993, and amended November 2, 1993 and March 25, 1994 (Exhibit 10e to Form 10-K for 1993).

          10e(i) Amendment No. 3 to Separation Agreement effective as of April 1, 1994.

10aa Pacific Telesis Group Senior Management Short Term Incentive Plan (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, including Pacific Telesis Group's 1994 Consolidated Financial Statements filed March 13, 1995).

10bb Pacific Telesis Group Senior Management Long Term Incentive Plan (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, including Pacific Telesis Group's 1994 Consolidated Financial Statements filed March 13, 1995).

10cc Pacific Telesis Group Executive Life Insurance Plan (Exhibit 10cc to Form SE filed March 27, 1987 in connection with the Corporation's Form 10-K for 1986).

          10cc(i) Resolutions amending the Plan, effective April 1, 1994 (Exhibit 10cc(i) to Form 10-K for 1993).

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

          10gg(ii) Resolutions  amending the  Plan,  effective  April 1,  1994
                   (Exhibit 10gg(ii) to Form 10-K for 1993).

10hh Description of Pacific Telesis Group Directors' and Officers' Liability Insurance Program (Exhibit 10hh to Form 10-K for 1993).

10ii Description of Pacific Telesis Group Plan for Nonemployee Directors' Travel Accident Insurance (Exhibit 10ii to Form SE filed March 26, 1990 in connection with the Corporation's Form 10-K for 1989).

10jj Pacific Telesis Group 1994 Stock Incentive Plan (Attachment A to Pacific Telesis Group's 1994 Proxy Statement, including Pacific Telesis Group's 1993 Consolidated Financial Statements filed March 11, 1994, and amended March 14 and March 25, 1994).

          10jj(i) Resolutions amending the Plan, effective January 1, 1995 (Attachment A to Pacific Telesis Group's 1995 Proxy Statement including Pacific Telesis Group 1994 Consolidated Financial Statements filed March 13, 1995).

10kk      Pacific   Telesis  Group  Executive   Non-Qualified  Pension    Plan
          (Exhibit 10kk to Form SE filed April 1, 1991 in connection with the Corporation's Form 10-K for 1990).

          10kk(i) Resolutions amending the Plan, effective as of June 28, 1991. (Exhibit 10kk(i) to Form SE filed March 26, 1992 in connection with the Corporation's Form 10-K for 1991).

          10kk(ii) Resolutions amending the Plan effective May 22, 1992 and November 20, 1992 (Exhibit 10kk(ii) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for
                             1992).

          10kk(iii)          Resolutions  amending  the  Plan, effective  date
                             April 1, 1994 (Exhibit 10kk(iii) to Form 10-K for
                             1993).

          10kk(iv) Trust Agreement No. 3 between Pacific Telesis Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Exhibit 10kk(iv) to Form 10-K for 1993).

10ll      Pacific Telesis Group Deferral Plan.

10mm      Description  of Pacific  Telesis Group  Personal  Umbrella Liability
          Insurance.

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

          10nn(ii) Resolutions amending the Plan, effective April 1, 1994 (Filed as Exhibit 10kk(iii) to Form 10-K for
                             1993).

          10nn(iii)          Trust  Agreement No.  3  between Pacific  Telesis
                             Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Filed as Exhibit 10kk(iv) to Form 10-K for 1993).

10pp Employment Contracts for Certain Senior Officers of Pacific Telesis Group (Exhibit 10pp to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

          10pp(i) Schedule to Exhibit 10pp (Exhibit 10pp(ii) to Form 10-K for 1993).

          10pp(ii)           Employment contracts for certain  senior officers
                             of Pacific  Telesis Group  (Exhibit   10pp(ii) to
                             Form 10-K for 1993).

          10pp(iii)          Employment contract for senior officer of Pacific
                             Telesis Group (Exhibit 10pp(iii) to Form 10-Q for the quarter ended September 30, 1994).

          10pp(iv) Employment contract for certain senior officers of Pacific Telesis Group.

10rr Executive supplemental benefit agreement (Exhibit 10rr to Form 10-K for 1993).

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

          10uu(ii) Amendment to Trust Agreement No. 1, effective May 28, 1993 (Exhibit 10uu(ii) to Form 10-K for
                             1993).

          10uu(iii)          Amendment  to  Trust Agreement  No.  1, effective
                             November 15, 1993 (Exhibit 10uu(iii) to Form 10-K for 1993).

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

          10vv(ii) Amendment to Trust Agreement No. 2, effective May 28,  1993
                   (Exhibit 10vv(ii) to Form 10-K for 1993).

10yy      Pacific  Telesis  Group   Supplemental  Executive  Retirement   Plan
          (Exhibit 10yy to Form SE filed April 1, 1991 in connection with the Corporation's Form 10-K for 1990).

          10yy(i) Resolutions amending the Plan effective November 20, 1992 (Exhibit 10yy(i) to Form SE filed March 26, 1993 in connection with the Corporation's Form 10-K for 1992).

          10yy(ii) Resolutions amending the Plan, effective April 1, 1994 (Filed as Exhibit 10kk(iii) to Form 10-K for
                             1993).

          10yy(iii)          Trust  Agreement No.  3  between Pacific  Telesis
                             Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Filed as Exhibit 10kk(iv) to Form 10-K for 1993).

11        Computation of Earnings per Common Share.

12        Computation of Ratio of Earnings to Fixed Charges.

21        Subsidiaries of Pacific Telesis Group.

23        Consent of Coopers & Lybrand L.L.P.

24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

27        Financial Data Schedule.

99a       Pacific  Telesis Group's  1995  Proxy  Statement, including  Pacific
          Telesis   Group's  1994  Consolidated  Financial  Statements  (Filed
          March 13, 1995).

99b       Annual  Report  on   Form  11-K  for   the  Pacific  Telesis   Group
          Supplemental Retirement and Savings Plan for Salaried Employees for the year 1994 (To be filed as an amendment within 180 days).

99c       Annual   Report  on  Form   11-K  for  the   Pacific  Telesis  Group
          Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1994 (To be filed as an amendment within 180 days).

The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.