Form 10-Q
period 1995-03-31
PACIFIC TELESIS GROUP
filed 1995-05-15
CIK 732716

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1995


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

        At April 30, 1995, 424,065,165 common shares were outstanding.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                     Page
                                                                    Number
                                                                    ------


PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............     1

           Condensed Consolidated Statements of Income ...........     2

           Condensed Consolidated Balance Sheets .................     3

           Condensed Consolidated Statements of
               Shareowners' Equity ...............................     4

           Condensed Consolidated Statements of Cash Flows .......     5

           Notes to Condensed Consolidated Financial Statements ..     7

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ....................    13




PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K ........................    28


SIGNATURE ........................................................    29
- ---------

PART I.  FINANCIAL INFORMATION
Item 1 . Financial Statements



                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Pacific Telesis Group:


We have reviewed the accompanying condensed consolidated balance sheet of Pacific Telesis Group and Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income, shareowners' equity, and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pacific Telesis Group and Subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareowners' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






/s/ Coopers & Lybrand L.L.P.
San Francisco, California
May 12, 1995

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
(Dollars in millions, except per share amounts)           1995        1994
- ---------------------------------------------------------------------------
OPERATING REVENUES
Local service........................................... $  949      $  856
Network access
  Interstate............................................    442         409
  Intrastate............................................    167         175
Toll service............................................    319         498
Other service revenues..................................    377         356
                                                         ------      ------
TOTAL OPERATING REVENUES................................  2,254       2,294
                                                         ------      ------
OPERATING EXPENSES
Cost of products and services...........................    501         476
Customer operations and selling expenses................    435         422
General, administrative, and other expenses.............    314         360
Property and miscellaneous taxes........................     47          47
Depreciation and amortization...........................    467         441
                                                         ------      ------
TOTAL OPERATING EXPENSES................................  1,764       1,746
                                                         ------      ------
OPERATING INCOME........................................    490         548
Interest expense........................................    117         108
Miscellaneous income....................................     31          12
                                                         ------      ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...    404         452
Income taxes............................................    122         170
                                                         ------      ------
INCOME FROM CONTINUING OPERATIONS.......................    282         282

Income from spun-off operations, net of tax
  (Notes A and B).......................................      -          23
                                                          -----      ------
NET INCOME.............................................. $  282      $  305
                                                         ======      ======
Earnings per share:
  Income from continuing operations..................... $ 0.67      $ 0.67
  Income from spun-off operations.......................      -        0.05
                                                         ------      ------
  Net income............................................ $ 0.67      $ 0.72
                                                         ======      ======

Dividends per share..................................... $0.545      $0.545
Average shares outstanding (thousands)..................424,065     423,695
===========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,   December 31,
(Dollars in millions)                                 1995          1994
- ---------------------------------------------------------------------------
ASSETS:                                          (Unaudited)

Cash and cash equivalents......................     $   106        $   135
Accounts receivable -(net of allowances for
  uncollectibles of $139 and $134 in 1995
  and 1994, respectively)......................       1,366          1,557
Prepaid expenses and other current assets......       1,234          1,206
                                                    -------        -------
Total current assets...........................       2,706          2,898
                                                    -------        -------
Property, plant, and equipment - at cost.......      26,679         26,565
  Less:  accumulated depreciation..............     (10,699)       (10,451)
                                                    -------        -------
Property, plant, and equipment - net...........      15,980         16,114
                                                    -------        -------
Deferred charges and other noncurrent assets...       1,265          1,127
                                                    -------        -------
TOTAL ASSETS...................................     $19,951        $20,139
                                                    =======        =======
LIABILITIES AND SHAREOWNERS' EQUITY:

Accounts payable and accrued liabilities.......     $ 1,726        $ 1,907
Debt maturing within one year..................         244            246
Other current liabilities .....................       1,314          1,330
                                                    -------        -------
Total current liabilities......................       3,284          3,483
                                                    -------        -------
Long-term obligations..........................       4,898          4,897
                                                    -------        -------
Deferred income taxes..........................       1,682          1,673
                                                    -------        -------
Other noncurrent liabilities and
  deferred credits.............................       4,786          4,853
                                                    -------        -------
Commitments and contingencies (Note C)

Total shareowners' equity......................       5,301          5,233
                                                    -------        -------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY......     $19,951        $20,139
                                                    =======        =======
==========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                                  (Unaudited)

                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
(Dollars in millions)                                      1995       1994
- ---------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of period......................  $   43     $   43
                                                         ------     ------
   Balance at end of period............................      43         43
                                                         ------     ------
ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of period......................   3,493      6,372
   Spin-off stock distribution (Note B)................       -     (2,901)
   Issuance of shares..................................       -         22
   Other changes.......................................       -          1
                                                         ------     ------
   Balance at end of period............................   3,493      3,494
                                                         ------     ------
REINVESTED EARNINGS
   Balance at beginning of period......................   2,257      2,040
   Net income..........................................     282        305
   Dividends declared..................................    (231)      (231)
   Other changes.......................................       -         (7)
                                                         ------     ------
   Balance at end of period............................   2,308      2,107
                                                         ------     ------
TREASURY STOCK
   Balance at beginning of period......................    (254)      (283)
   Issuance of shares..................................       -         27
                                                         ------     ------
   Balance at end of period............................    (254)      (256)
                                                         ------     ------
DEFERRED COMPENSATION - LESOP TRUST
   Balance at beginning of period......................    (306)      (386)
   Cost of trust shares allocated to employee accounts.      17         20
                                                         ------     ------
   Balance at end of period............................    (289)      (366)
                                                         ------     ------
TOTAL SHAREOWNERS' EQUITY..............................  $5,301     $5,022
                                                         ======     ======
==========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
(Dollars in millions)                                     1995        1994
- ---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES:
Net income.............................................   $282        $305
Adjustments to net income:
  Income from spun-off operations (Note A).............      -         (23)
  Depreciation and amortization........................    467         441
  Deferred income taxes................................     (2)        (32)
  Changes in operating assets and liabilities:
    Accounts receivable................................    192          13
    Prepaid expenses and other current assets..........   (120)         (7)
    Deferred charges and other noncurrent assets.......     11         (29)
    Accounts payable and accrued liabilities...........   (113)         82
    Other current liabilities..........................     (5)        (29)
    Noncurrent liabilities and deferred credit.........    (77)         29
  Other adjustments, net...............................      3         (55)
                                                          -----       -----
Cash from continuing operations........................    638         695
Cash from spun-off operations..........................      -          18
                                                          -----       -----
Cash from operating activities.........................    638         713
                                                          -----       -----
CASH FROM (USED FOR) INVESTING ACTIVITIES:
Additions to property, plant, and equipment............   (335)       (347)
Investments in PCS licenses............................    (83)          -
Net investment in spun-off operations..................      -          22
Other investing activities, net........................    (12)         23
                                                          -----       -----
Cash used by continuing operations.....................   (430)       (302)
Cash used by spun-off operations.......................      -        (332)
                                                          -----       -----
Cash used for investing activities.....................   (430)       (634)
                                                          -----       -----




                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
(Dollars in millions)                                     1995       1994
- ---------------------------------------------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of common and treasury shares..       -         98
Proceeds from issuance of long-term debt..............       -         10
Retirements of long-term debt.........................      (2)         -
Dividends paid........................................    (231)      (214)
Decrease in short-term borrowings, net................      (1)      (287)
Other financing activities, net.......................      (3)       (10)
                                                          -----      -----
Cash used by continuing operations....................    (237)      (403)
Cash from spun-off operations.........................       -         39
                                                          -----      -----
Cash used for financing activities....................    (237)      (364)
                                                          -----      -----
Net cash used for all activities......................     (29)      (285)
Less spun-off operations..............................       -       (275)
                                                          -----      -----
Decrease in cash and cash equivalents.................     (29)       (10)
Cash and cash equivalents at January 1................     135         69
                                                          -----      -----
Cash and cash equivalents at March 31.................    $106       $ 59
                                                          =====      =====
Cash payments for:
  Interest............................................    $141       $131
  Income taxes........................................    $  -       $ 33
===========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  A. BASIS OF PRESENTATION

     The Condensed Consolidated Financial Statements include the accounts of Pacific Telesis Group (the "Corporation") and its wholly and majority owned subsidiaries. The Corporation includes a holding company, Pacific Telesis; its telephone subsidiaries: Pacific Bell (and its subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, and Pacific Bell Mobile Services) and Nevada Bell (the "Telephone Companies"); and several other units.

     The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with both the Corporation's 1994 annual report on Form 10-K and its 1995 Proxy Statement that includes the audited 1994 financial statements.

     In management's opinion, the Condensed Consolidated Financial Statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for each interim period shown. The Condensed Consolidated Financial Statements have been reviewed by Coopers & Lybrand L.L.P., independent accountants. Their report is on page 1.

     The Corporation's previous interest in the operating results of wireless operations which were spun off effective April 1, 1994 is reported separately as "spun-off operations." (See Note B - "Spun-off Operations" following.) These operations are excluded from the prior year amounts reported for the Corporation's revenues and expenses which reflect "continuing operations." The Corporation's prior year statement of cash flows has been reclassified to include separately the cash flows of spun-off operations to conform to the current presentation. Amounts presented for spun-off operations have been prepared solely for the purpose of reporting Pacific Telesis Group results.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  A. BASIS OF PRESENTATION (CONTINUED)

     Intangible Assets and Capitalized Interest

     Included in deferred charges and other noncurrent assets are amounts paid for Personal Communications Services ("PCS") licenses recorded at cost. Interest related to these licenses are capitalized as part of their cost. These costs will be amortized once the PCS system is in service. Management anticipates introducing PCS services in selected areas in late 1996 with a more widespread offering in early 1997.

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

                                                   March 31,   December 31,
     (Dollars in millions)                             1995           1994
     ----------------------------------------------------------------------
     Regulatory assets (liabilities) due to:
       Deferred pension costs*.....................    $424           $407
       Unamortized debt redemption costs**.........     343            346
       Deferred compensated absence costs*.........     211            213
       Unamortized purchases of property, plant,
         and equipment under $500..................      99            107
       Deferred income taxes***....................    (183)          (193)
       Other.......................................      47             51
                                                       ----           ----
   Total...........................................    $941           $931
   ========================================================================
   * Included primarily in "deferred charges and other noncurrent assets" in the Corporation's balance sheets.
   **  Reflected as a reduction of "long-term obligations."
   *** Included  in  "other   current  liabilities"   and  "other   noncurrent
       liabilities and deferred credits."

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  A. BASIS OF PRESENTATION (CONTINUED)

     Deferred pension costs above reflect an order by the California Public Utilities Commission ("CPUC") requiring Pacific Bell to use the "aggregate cost method" for its intrastate operations. These deferred costs represent differences between Pacific Bell's intrastate pension costs calculated using this actuarial method, subject to Internal Revenue Service ("IRS") and other limitations, and costs determined under the provisions of Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions," and No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

     When debt is refinanced before maturity, Pacific Bell amortizes to expense any difference between net book value and redemption price evenly over the term of the replacing issue for its intrastate operations, in accordance with the ratemaking treatment of such costs by the CPUC. These costs are expensed as incurred for interstate operations.

     In prior years, the CPUC and the Federal Communications Commission ("FCC") changed the required accounting for the costs of compensated absences, such as vacation days, from a cash basis to an accrual basis. A transition liability for earned, but unused, compensated absence days is being amortized to expense over periods prescribed by each regulator. However, the CPUC continues to require Pacific Bell to recognize certain compensated absence costs on a cash basis for ratemaking. The above regulatory asset for compensated absences reflects those costs which have been deferred in accordance with ratemaking treatment.

     In 1989 and 1990, respectively, the FCC and the CPUC increased the threshold for directly expensing purchases of property, plant, and equipment from $200 to $500. Purchases of less than $500 which were previously capitalized are being amortized to expense over periods prescribed by regulators.

     Specific provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," require regulated companies to record a regulatory asset or a regulatory liability when recognizing deferred income taxes if it is probable that these deferred taxes will be reflected in future rates.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A. BASIS OF PRESENTATION (CONTINUED)

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

   Expenditures in excess of $500 that increase the capacity, operating efficiency, or useful life of an individual asset are capitalized. Expenditures for maintenance and repairs are charged to expense. The costs of computer software purchased or developed for internal use generally are expensed as incurred. However, initial operating system software costs are capitalized and amortized over the lives of the associated hardware. Costs for subsequent additions or modifications to operating system software are expensed as incurred.

   Depreciation of telephone plant is computed essentially by straight-line depreciation using depreciable lives prescribed periodically by state and federal regulators. Regulators currently have prescribed the following depreciable lives for Pacific Bell's property, plant, and equipment:

                                                          Depreciable Lives
   ------------------------------------------------------------------------
                                                                 (in years)
   Buildings.................................................  30  to   57
   Cable.....................................................  10  to   30
   Central office equipment..................................   9  to 16.5
   Furniture, equipment, and other........................... 5.5  to   20
   ========================================================================

   An unregulated enterprise may have selected shorter depreciable lives for similar assets. At this time, the Corporation has not determined what depreciable lives it might otherwise have selected or what the cumulative effect on its financial statements would have been had shorter lives been used. Three other telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have adopted shorter depreciable lives and reduced their telephone plant balances. If Pacific Bell were to discontinue the application of SFAS 71 and compute the effect on its telephone plant in a manner similar to these other three RHCs, the reduction in the carrying amount of the Corporation's property, plant, and equipment would be between $3 and $5 billion.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   B. SPUN-OFF OPERATIONS

      Effective April 1, 1994, the Corporation spun off to shareowners its domestic and international cellular, paging, and other wireless operations in a one-for-one stock distribution of its 86 percent interest in AirTouch Communications, Inc. A stock distribution payable was recorded during first quarter 1994 as a stock dividend from paid-in capital at the carrying amount of the net assets of spun-off operations. As a result, the Corporation's shareowners' equity was reduced by $2.9 billion in the first quarter of 1994. The stock distribution itself was a noncash transaction which did not affect the Corporation's cash flow statement.


   C. COMMITMENTS AND CONTINGENCIES

      Cross Country Wireless Inc.

      In April 1995, the Corporation announced plans to provide wireless cable service in southern California by agreeing to acquire 100 percent of the stock of Cross Country Wireless Inc. ("CCW"). CCW has existing wireless cable operations in Riverside, California and holds licenses and rights to provide wireless video services in Los Angeles, Orange County, and San Diego. The transaction involves the exchange of approximately $120 million of Pacific Telesis Group stock and stock purchase warrants for the outstanding stock and warrants of CCW, and the retirement by the Corporation of approximately $55 million of CCW debt. Closing is expected by third quarter 1995, but is subject to a number of conditions including certain regulatory approvals and completion of a satisfactory due diligence review by the Corporation. The transaction will be accounted for by the purchase method.

      PCS Licenses

      In March 1995, Pacific Telesis Mobile Services a wholly-owned subsidiary of the Corporation, was the high bidder for two licenses to offer PCS in California and Nevada at the close of FCC auctions. The bids totaled $696 million of which the Corporation has paid 20 percent of this amount. The remaining $557 million is due upon issuance of the PCS licenses expected by third quarter 1995.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


C. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   Broadband Network

   In December 1994, Pacific Bell contracted for the purchase of up to $2 billion of broadband network facilities which will incorporate emerging technologies. Pacific Bell is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria.


   Revenues Subject to Refund

   In 1992, the CPUC issued a decision adopting, with modification, Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pension," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted Pacific Bell $100 million in each of the years 1995 and 1994 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine if Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund. The Corporation believes these costs are appropriately included in Pacific Bell's price cap filings, but is unable to predict the outcome of the CPUC's proceeding.


   Purchase Options

   In June 1990, Prime Cable of Chicago, Inc. ("Prime Cable"), acquired certain Chicago cable television properties from Group W. The Corporation, through its PacTel Cable subsidiary, holds options to purchase a 75 percent interest in Prime Cable. TC Cable, Inc. ("TC Cable") now holds this interest. PacTel Capital Funding, a wholly owned subsidiary of the Corporation, has guaranteed bank financing used by TC Cable and its parent corporation to acquire this interest. The guarantees cover initial loan amounts of $60 million as well as interest accruing on the loans which will be added to the outstanding loan balances up to an aggregate of $136 million. In the Corporation's opinion, the likelihood that it will be required to pay principal or interest on this debt under these guarantees is remote.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of Pacific Telesis Group (the "Corporation") for the three-month period ended March 31, 1995 to the corresponding period in 1994. The Corporation's previous interests in the operating results of wireless operations, which were spun off to shareowners on April 1, 1994, are classified separately as "spun-off operations" in the accompanying financial statements. (See Note A - "Basis of Presentation" on page 7.) The spun-off operations are excluded from the reported amounts of the Corporation's revenues and expenses. The Corporation's "continuing operations" include Pacific Bell and Nevada Bell (the "Telephone Companies"), along with several other units. Results for the first three months of 1995 may not be indicative of results for the full year.

A summary of selected operating data is shown below:

                                                      For the 3 Months Ended
                                                              March 31,
                                                      ----------------------
                                                                        %
Selected Operating Data*                               1995    1994  Change
- ----------------------------------------------------------------------------
Return on shareowners' equity (%)..................    21.1    22.3
Operating ratio (%)................................    78.3    76.1
Total employees at March 31........................  51,251  53,660    -4.5
Revenues per average employee ($ in thousands)           44      42     4.8
Telephone Companies' employees per ten thousand
  access lines**...................................    31.2    34.0    -8.2
- ----------------------------------------------------------------------------
 *  continuing operations
**  excludes Pacific Bell Directory employees

Earnings
- --------

For first quarter 1995, the Corporation reported earnings of $282 million, or $0.67 per share, the same earnings reported a year ago from continuing operations. Earnings for 1995 included revenue shortfalls resulting from a California Public Utilities Commission ("CPUC")-ordered price rebalancing that accompanied the introduction of toll services competition on January 1, 1995. Share loss in the toll market has been about as expected. Additional pressure on earnings resulted from incremental labor expense associated with the severe storms in 1995. These earnings decreases in 1995 were offset by interest income and tax refunds received in 1995, Pacific Bell's on-going cost-reduction efforts, and other items.

The revenue shortfalls occurred because the average 40 percent reduction in toll prices did not stimulate demand growth to the extent anticipated by the CPUC to achieve revenue neutrality as intended by the price rebalancing order. The CPUC price rebalancing order assumed that volume growth would be a key source of new revenues to offset the price reductions. Results to date strongly suggest that neither the CPUC's nor management's forecasted growth in demand will be realized in 1995. Management believes 1995 earnings could be about ten percent less than 1994 due to this revenue rebalancing shortfall.

Volume Indicators
- ------------------
                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
                                                                        %
                                                      1995    1994   Change
- ---------------------------------------------------------------------------
Customer switched access lines in service at
  March 31 (thousands)..........................    15,398  14,986      2.7
Interexchange carrier access minutes-of-use
  (millions)....................................    14,381  13,184      9.1
    Interstate..................................     8,130   7,872      3.3
    Intrastate..................................     6,251   5,312     17.7
Toll messages (millions)........................     1,184   1,096      8.0
- ---------------------------------------------------------------------------

The total number of access lines in service grew to 15,398 thousand, an increase of 2.7 percent for the twelve months ended March 31, 1995. Although this is an improvement over the 2.3 percent increase for the same period last year, access line growth slowed in the first quarter 1995. The residential access line growth rate increased to 2.0 percent for the twelve months ended March 31, 1995, from 1.4 percent last year. The growth rate in business access lines climbed to 4.1 percent this year from 3.9 percent last year. Pacific Bell's business Centrex lines grew 10.4 percent during the same period as businesses continued to link multiple locations and improve disaster preparedness. The number of ISDN lines in service increased 90 percent in the twelve months ended March 31, 1995 as customers demanded faster data transmission and Internet access.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Telephone Companies' local networks. Access minutes-of-use for the three months ended March 31, 1995 increased by 9.1 percent over the same period last year. The increase in access minutes-of-use was attributable to economic growth and price decreases which increased network usage. In California, the introduction of competition in the intra-service area toll market that began in January 1995 also had the effect of increasing intrastate access minutes-of-use. Pacific Bell provides access to other carriers who are now authorized to complete intra-service area toll calls over Pacific Bell's local network.

Toll messages are comprised of Message Telecommunications Service, Optional Calling Plans, WATS and terminating 800 messages. For the three months ended March 31, 1995, toll messages increased by 8.0 percent compared to an increase of 5.5 percent for the corresponding period in 1994. The increase was driven primarily by lower prices as well as economic growth. In California on January 1, 1995, Pacific Bell lowered the price of its toll services by an average of 40 percent. Pacific Bell also began offering discount calling plans. Residential customers receive an additional 15 percent off toll charges above five dollars per month while businesses receive an additional 20 percent off toll charges over $15 per month. High volume customers can receive even larger discounts. Price decreases have stimulated demand slightly but fall short of levels included in the CPUC's order or forecasted by management. Pacific Bell estimates it lost approximately five percent of the toll services market to other providers in the first quarter 1995. While it is too early to estimate where market share loss will stabilize, management expects it to increase.

Operating Revenues
- ------------------
                                                     For the 3 Months Ended
                                                             March 31,
                                                      ---------------------
($ millions)                                          1995     1994  Change
- ---------------------------------------------------------------------------
Total operating revenues .......................    $2,254   $2,294   -$40
                                                                      -1.7%
- ---------------------------------------------------------------------------

Revenues for first quarter 1995 were reduced from the same period last year primarily at Pacific Bell because demand growth was slower than assumed in the CPUC-ordered price rebalancing, price cap revenue reductions, and the effects of toll services competition.

Effective January 1, 1995, the CPUC allowed long-distance companies and others to officially compete with Pacific Bell in providing intra-service area toll call services in California. The decision rebalanced prices for most of Pacific Bell's regulated services so it could remain competitive in the new environment. The CPUC intended this decision to be initially revenue neutral so that the effect of price decreases would be offset by the effect of price increases. Increased demand was expected to result from lower prices for competitive services, partially offsetting the effect of price decreases on total revenues. Although Pacific Bell observed some increased usage for the first quarter 1995, calling volumes were below levels envisioned by the CPUC as necessary to achieve revenue neutrality.

Revenues were also reduced because of price cap revenue reductions ordered by the CPUC and the Federal Communications Commission ("FCC") under incentive-based regulation.

Overall, revenue decreases from price rebalancing and price cap orders were partially offset by $81 million in revenues from increased customer demand. The increase in customer demand included both general and economic growth and the result of lower prices. Factors affecting revenue changes are summarized in the following table.

                                                                      Total
                                               Price                 Change
                                       Price     Cap        Customer   From
($ millions)                     Rebalancing  Orders  Misc.   Demand   1994
- ---------------------------------------------------------------------------

Local service........................    $95    -$31    $15      $14    $93
Network access
  Interstate.........................      7      -2     10       18     33
  Intrastate.........................    -61      -5    -13       71     -8
Toll service.........................   -123     -12     -3      -41   -179
Other service revenues...............      4       -     -2       19     21
                                       -----   -----  -----    -----   ----
Total operating revenues.............   -$78    -$50    $ 7      $81   -$40
===========================================================================

The $14 million increase in local service revenues due to customer demand in the above table reflects increased customer access lines due to economic recovery.

The $18 million increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. The $71 million demand related increase in intrastate network access revenues also reflects growth in interexchange carrier access minutes-of-use. At Pacific Bell, the introduction of competition in the intra-service area toll market that began in January 1995 had the effect of increasing access usage revenues.

Decreased customer demand-related revenues for Pacific Bell's toll services, as displayed in the table above, primarily results from competition. Pacific Bell lost approximately five percent of the toll services market to competitors in the first quarter 1995. In addition, Pacific Bell has lost and continues to lose WATS and 800 service business to interexchange carriers who have the competitive advantage over the Telephone Companies of being able to offer these services both within and between service areas.

The increase in other service revenues reflects the continuing success of the Telephone Companies' voice mail products as well as directory operations.

Operating Expenses
- ------------------
                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
($ millions)                                          1995     1994  Change
- ---------------------------------------------------------------------------
Total operating expenses.......................     $1,764   $1,746    $18
                                                                       1.0%
- ---------------------------------------------------------------------------

Total operating expenses increased only slightly when compared with 1994 despite a $63 million increase due to severe storm damage in 1995. As displayed in the table below, increases in salaries and wages, depreciation, and expenses associated with the Corporation's other entities were partially offset by miscellaneous general and administrative expense decreases.


                                 Pacific Bell Expenses

                               (excluding subsidiaries)               Total

                              ----------------------------    Other  Change
                               Salaries  Employee               PTG    From
($ millions)                    & Wages  Benefits   Misc.  Entities    1994
- ---------------------------------------------------------------------------
Cost of products & services.......  $25        $2    -$ 8       $ 6     $25
Customer operations & selling
  expenses........................   -5        -4      17         5      13
General, admin. & other expenses..  -13        -1     -36         4     -46
Property & misc. taxes..              -         -      -1         1       -
Depreciation & amortization.......    -         -      25         1      26
                                   ----      ----    ----       ---     ---
Total operating expenses..........  $ 7       -$3    -$ 3       $17     $18
===========================================================================

Salary and wage expense increased at Pacific Bell primarily as a result of 1995 storm and flood repairs. This increase was substantially offset by decreases resulting from Pacific Bell's force reduction programs.

Pacific Bell's miscellaneous general and administrative expenses decreased primarily because of costs incurred in 1994 for research and development to support plans to upgrade the core network infrastructure and to begin building an integrated telecommunications, information, and entertainment network. A decrease in licensing fees for digital switching software and miscellaneous benefit adjustments also lowered general and administrative expense. Pacific Bell's miscellaneous cost of products and services decreased primarily due to lower settlement payments related to the implementation of toll service competition. Pacific Bell's depreciation expense increased primarily due to higher depreciation rates ordered by the CPUC effective January 1, 1995 and higher telephone plant balances.

Interest Expense
- ----------------
                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
($ millions)                                          1995     1994  Change
- ---------------------------------------------------------------------------
Interest expense...................................   $117     $108     $9
                                                                       8.3%
- ---------------------------------------------------------------------------

Interest expense for first quarter 1995 increased primarily at Pacific Bell mostly due to accruals for several regulatory liabilities.

Miscellaneous Income
- --------------------
                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
($ millions)                                          1995     1994  Change
- ---------------------------------------------------------------------------
Miscellaneous Income................................   $31      $12    $19
                                                                     158.3%
- ---------------------------------------------------------------------------

Miscellaneous income increased primarily due to interest income of $25 million from a tax refund received in 1995 related to prior years.

Income Taxes
- ------------
                                                     For the 3 Months Ended
                                                             March 31,
                                                     ----------------------
($ millions)                                          1995     1994  Change
- ---------------------------------------------------------------------------
Income Taxes......................................    $122     $170   -$48
                                                                      28.2%
- ---------------------------------------------------------------------------

The decrease in income tax expense for first quarter 1995 is primarily due to lower pre-tax income and a tax refund received in 1995 related to prior years which decreased income taxes by $20 million. The effective tax rate on pre-tax income is 30.2 percent for first quarter 1995 compared to 37.6 percent for the same period last year.


Status of Reserves
- ------------------

As previously reported, Pacific Bell established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. A total of 945 employees left Pacific Bell (excluding subsidiaries)
during first quarter 1995. After new hires, the net force loss was 328 employees. A total of $48 million in cash outlays was charged to the reserve in first quarter 1995. These costs were primarily for force reduction and information systems reengineering. During first quarter 1995, Pacific Bell continued its efforts to streamline the service ordering process and consolidated various activation groups to improve service delivery. The majority of this year's projected costs are expected to be incurred during the second half of 1995.

In December 1994, the Corporation's real estate subsidiary sold substantially all of its assets for approximately $160 million which included $43 million in notes secured by four of the properties. In March and April of 1995, defaults on the secured notes resulted in the return of the four properties to the Corporation. Management believes the $48 million reserve balance at March 31, 1995 is adequate to cover potential losses on the disposal of the remaining assets.

LIQUIDITY AND FINANCIAL CONDITION

The Corporation defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, pay its current obligations, and pay dividends. The Corporation has been meeting most of its liquidity needs from internally generated funds. The Corporation expects to continue to meet the majority of its liquidity needs from internally generated funds, but can also obtain external financing through the issuance of common stock and short- and long-term debt, if needed.

Short-term borrowings are available under a commercial paper program and through unused lines of credit. These lines of credit are subject to continued review by the lending banks. At March 31, 1995, the unused lines of credit available totaled approximately $2.6 billion.

For longer term borrowings, Pacific Bell has remaining authority from the CPUC to issue up to $1.25 billion of long- and intermediate-term debt. The proceeds may be used only to redeem maturing debt and to refinance other debt issues. Pacific Bell has remaining authority from the Securities and Exchange Commission ("SEC") to issue up to $650 million of long- and intermediate-term debt through a shelf registration filed in April 1993. In addition, the Corporation's PacTel Capital Resources subsidiary may issue up to $192 million of medium-term notes through a shelf registration on file with the SEC.

In April 1995, the Corporation announced plans to provide wireless cable service in southern California by agreeing to acquire 100 percent of the stock of Cross Country Wireless Inc. ("CCW"). CCW has existing wireless cable operations in Riverside, California and holds licenses and rights to provide wireless video services in Los Angeles, Orange County, and San Diego. The transaction involves the exchange of approximately $120 million of Pacific Telesis Group stock and stock purchase warrants for the outstanding stock and warrants of CCW, and the retirement by the Corporation of approximately $55 million of CCW debt. Closing is expected by third quarter 1995, but is subject to a number of conditions including certain regulatory approvals and completion of a satisfactory due diligence review by the
Corporation. Pending the successful completion of the transaction, the Corporation will manage the Riverside wireless cable service and, by the end of 1996, plans to offer more than 100 channels of programming in the Los Angeles, Orange County, and San Diego areas.

In March 1995, the Corporation was the high bidder for two licenses to offer personal communications services ("PCS") in California and Nevada at the close of FCC auctions. The bids totaled $696 million of which 20 percent has been paid to date including a $56 million deposit made in 1994. (See Note C - "Commitments and Contingencies" on page 11.) The Corporation intends to use a combination of internally generated funds and external financing to fund the remaining $557 million which is due upon issuance of the PCS licenses expected by third quarter 1995.

In May 1995, Duff and Phelps, Inc. lowered the rating of Pacific Bell's bonds from Double-A ("AA") to Double-A-Minus ("AA-"). At March 31, 1995, Pacific Bell had approximately $5 billion of long- and intermediate-term debt outstanding. The rating action reflects price cap revenue reductions, toll services competition, and proposed interim rules on local services competition (see "Local Services Competition" on page 23). The rating action also reflects the expected financing requirements of the Corporation's broadband and PCS networks. Standard & Poor's Corporation has placed bond and commercial paper ratings of the Corporation, PacTel Capital Resources, and Pacific Bell on "CreditWatch," which has negative implications, following the release by the CPUC of its proposed interim rules on local services competition. In addition, Moody's Investors Services, Inc. has changed its outlook on the long-term debt of Pacific Bell to "negative" from "stable," citing concerns about risks associated with deployment of the broadband network and potential pressure on the financial profile and performance of Pacific Bell.

Cash from continuing operations for operating activities decreased $57 million for the three months ended March 31, 1995 compared to the same period in 1994. The decrease was primarily due to timing differences in the payment of accounts payable net of collections in accounts receivable and a tax refund of $70 million in 1995 related to prior years.

Cash used by continuing operations for investing activities increased $128 million for the three months ended March 31, 1995 compared to the same period in 1994. The increase was primarily due to an $83 million payment on the PCS licenses in March 1995. In addition, the increase also reflects the Corporation's 1995 investments in the Bell Atlantic and NYNEX joint venture and the LA Times joint venture. These joint ventures did not exist in the first quarter of 1994.

Cash used by continuing operations for financing activities decreased $166 million for the three months ended March 31, 1995 compared to the same period in 1994. The decrease primarily reflects reduced payments of short-term borrowings in 1995. During 1994, the Corporation substantially repaid its short-term borrowings.

The Corporation's debt ratio improved slightly to 49.2 percent at March 31, 1995 from 49.6 percent at December 31, 1994. Pre-tax interest coverage was
4.5 times for the first three months in 1995 compared to 5.2 times for the same period in 1994. This decrease was due primarily to lower pre-tax income.

For first quarter 1995, the Pacific Telesis Group Board of Directors maintained the Corporation's dividend at $0.545 per share.

PENDING REGULATORY ISSUES

Calling Party Identification
- ----------------------------

In May 1995, the FCC established national rules under which telephone companies, including the Telephone Companies, may offer calling party identification services ("Caller ID"). Caller ID displays the telephone number of the calling party on a device that attaches to a customer's telephone unless it is blocked by the calling party. Caller ID is already available in most other states but has not been offered in California due to CPUC blocking restrictions that make the service uneconomic to provide. The FCC ruling preempts the CPUC's restrictions which made providing Caller ID uneconomic. Management believes that Caller ID could be an important new revenue source and plans to provide service by early 1996. The CPUC has indicated it will appeal the FCC's ruling.

FCC Regulatory Framework Review
- --------------------------------

In March 1995, the FCC adopted a new interim set of rules for 1995 that govern the prices that the larger local exchange carriers ("LECs"), including the Telephone Companies, charge interexchange carriers ("IECs") for access to local telephone networks. The LECs charge for the use of their networks when the IECs connect to local telephone customers.

Under the FCC price cap system of incentive-based regulation, LECs set access charges by subtracting from the rate of inflation a specified "productivity factor" intended to account for increasing productivity in the telephone industry. If the productivity factor exceeds the rate of inflation, LECs must cut their access charges by an amount equal to the difference. The annual price adjustments also reflect the effects on the LECs' costs of exogenous events beyond their control. The rules also contain a sharing provision that requires LECs to return a percentage of their earnings to their customers after they achieve a specified rate of return.

The original FCC price cap rules offered LECs a choice of two productivity factors: either 3.3 percent or 4.3 percent. In its 1994 price cap filing, Pacific Bell chose a productivity factor of 3.3 percent. Pacific Bell must share with customers 50 percent of its earnings above a 12.25 rate of return, and return all earnings to customers above 16.25 percent. Nevada Bell elected the productivity factor of 4.3 percent. Nevada Bell must share with customers 50 percent of its earnings above a 13.25 percent rate of return, and return all earnings to customers above 17.25 percent.

The  new  plan  allows  LECs  to  choose  among  three  productivity  factors:
4.0 percent,  4.7 percent,  or  5.3  percent.    LECs  electing  the  4.0  and
4.7 percent options will share 50 percent of earnings above 12.25 percent in subsequent year price reductions. In addition, all earnings above 13.25 and
16.25  percent,  respectively,  will  be  returned.    LECs  that  choose  the
5.3 percent productivity factor can retain all earnings without sharing. In addition, to modify the FCC's prior methodology, LECs are required to reduce their 1995 annual access filings by an additional 0.7 percent for each year they selected a 3.3 percent productivity factor under the old rules, up to
2.8 percent. Pacific Bell will have a 2.1 percent reduction due to selecting the 3.3 percent productivity factor in three prior years. Likewise, Nevada Bell will have a 1.4 percent reduction due to selecting the 3.3 percent productivity factor in two prior years.

The FCC has indicated it will adopt permanent rules in 1995 or 1996. Management continues to believe that the FCC should adopt pure price cap regulation including elimination of the productivity factor, sharing, and earnings caps.

In May 1995, the Telephone Companies submitted their annual access filings under the interim rules. The Telephone Companies proposed an annual revenue reduction totaling $126 million effective August 1, 1995. Of this amount $72 million was reflected in the Corporation's 1994 financials. The Telephone Companies chose the 5.3 percent productivity factor which will eliminate the sharing obligation. Management believes that the negative effect of the higher productivity factor will be more than offset by not having to share future earnings. If the filing is approved, Pacific Bell's switched access prices will decrease from approximately 2.2 cents per minute to approximately
1.9 cents per minute.

Local Services Competition
- --------------------------

In December 1994, the CPUC adopted a procedural plan to examine issues related to opening the local exchange market to competition. Pacific Bell participated in settlement talks with IECs and other interested parties in an effort to reach agreement on a number of these issues. Since no agreement was reached by the March 31, 1995 deadline, the CPUC has begun to address these issues in formal proceedings.

In April 1995, the CPUC proposed interim rules for local telephone competition that could begin as early as late 1995. The CPUC's proposal includes provisions allowing competitors to resell Pacific Bell's services. It also sets interconnection rules and allows telephone number portability. The proposal  does not  resolve  the  questions  of  how  to  maintain  affordable universal service, pricing flexibility, network unbundling, and the future regulatory framework. If the proposal is adopted in its current form, Pacific Bell will be at a competitive disadvantage. (See "Competitive Risk" on page 26.)

In a related action, the CPUC also ordered Pacific Bell to offer expanded interconnection to allow competitive access providers to carry the transport portion of switched access between Pacific Bell's central offices and IECs.

Pacific Bell previously proposed to freeze prices of basic services for three years as part of a comprehensive plan to bring full telecommunications competition to all Californians. Addressed in its plan are:

     1.   Universal  service,   which  Pacific   Bell  would  assure   to  all
          Californians

     2. A three-year freeze of prices for basic services, which are already among the lowest in the nation

     3. Downward pricing flexibility, so that prices can be lowered to meet competition

     4. Number assignment and portability, maintaining existing calling areas, so that customers who change their telephone company without changing location can take their numbers with them

     5. Competitive access, allowing competitors access to Pacific Bell's network at reasonable rates

     6.   Unbundling of basic elements of the local network

Management believes its customers should have the opportunity to choose their local telecommunications providers just as they should be able to choose their cable TV and long-distance providers. At the same time, management believes customers should have the opportunity to choose Pacific Bell as a complete local and long-distance telecommunications service provider. Management believes that implementation of local exchange competition prior to the Telephone Companies being allowed to enter the long-distance market would provide already strong competitors an unfair advantage. The CPUC plans to issue a decision in mid-1995.

Public Service Commission of Nevada ("PSCN") Regulatory Review
- --------------------------------------------------------------

On April 24, 1995, the PSCN issued a rule redesigning telecommunications regulation in the state of Nevada. This rule includes many reforms initiated by an industry coalition which includes Nevada Bell, Nevada IECs and other
Nevada LECs. The rule includes compromises reached with other parties, including the cable industry and the state Office of Consumer Advocate. The new rule will remove barriers to toll and local competition in Nevada but will also allow Nevada Bell to keep any productivity gains by eliminating the current customer sharing provision. The new plan is optional and will require a rate case to determine initial pricing. After adoption, pricing flexibility is based on the nature and competitive environment of the service. Prices for basic service are capped during a three or five year period based on the company's election. The plan does not prohibit or require presubscription and allows interconnection where technologically feasible. Nevada Bell anticipates a complete rate redesign as part of a rate case which it will file in January 1996, for rates effective in July 1996 when the current plan expires. Nevada Bell cannot predict the outcome of the proceeding but believes that competition and increased productivity will result in price reductions for customers.

Property Taxes
- --------------

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including Pacific Bell, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in Pacific Bell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as $60 million plus interest as of June 30, 1995 should be returned to customers. Management believes that under the CPUC's New Regulatory Framework, any property tax savings should only be treated as a component of the calculation of shareable earnings. A CPUC decision is pending.

DISPOSITION OF BELLCORE

In April 1995, Bellcore announced a decision by its owners to pursue the disposition of their interests in Bellcore. Bellcore is a leading provider of communications software and consulting services. It is owned by Pacific Bell and six other affiliates of the telephone regional holding companies formed at the divestiture of AT&T Corp. in 1984. A final decision regarding the disposition of interests and the structure of such a transaction will be subject to obtaining satisfactory financing and necessary approvals.

COMPETITIVE RISK

Regulatory,  legislative  and  judicial  actions,   as  well  as  advances  in
technology, have expanded the types of available communications products and services and the number of companies offering such services. Various forms of competition are growing steadily and are already having an effect on the Corporation's earnings. An increasing amount of this competition is from large companies with substantial capital, technological, and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers and wireless companies. Soon the
Corporation will also face competition from cable television companies and others.

Effective January 1, 1995, the CPUC authorized toll services competition. Toll service revenues represent approximately 14 percent of Pacific Bell's total operating revenues. Pacific Bell estimates it lost approximately five percent of the toll services market to other providers in the first quarter 1995. While it is too early to estimate where market share loss will stabilize, management expects it to increase. In May 1995, the CPUC issued a decision that requires Pacific Bell to permit Centrex customers who purchase certain optional routing features to route intra-service area calls to the toll carrier of their choice. In addition, the CPUC has stated its intention to open up the local exchange market to competition that could begin as early as late 1995. Local service revenues represent approximately 42 percent of Pacific Bell's total operating revenues.

The Corporation recently filed a form 8-K with the SEC detailing competitive vulnerability. Because of the unique characteristics of the California market, Pacific Bell is vulnerable to competition should the CPUC adopt local competition rules that are not fair and even-handed. (See "Local Services Competition" on page 23.) Pacific Bell's business and residence revenues and profitability are highly concentrated among a portion of its customer base and geographic areas. Competitors need only serve portions of our service area to compete for the majority of Pacific Bell's business and residence usage revenues. Customers tend to cluster in high density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego and Sacramento.

Competitors can be expected to target the high-usage, high-profit customers and can do this by targeting only a small part of our geographic area and a small part of our customer base. Large and well-capitalized long-distance carriers, wireless companies, competitive access providers and cable television companies are preparing to compete in major local exchange markets. In some cases they are already deploying switches and other facilities. In California, cable television companies currently pass more than 90 percent of Pacific Bell's residential customers. Cable television companies have already announced plans for major build-outs to compete in the local exchange market. All of Pacific Bell's customers have already chosen a long-distance company, and there is more advertising from long-distance companies than from traditional local exchange companies including Pacific Bell.

Market research has shown that a substantial majority of residence customers prefer using one company for all telecommunications services. This is a significant competitive disadvantage to Pacific Bell since it is prohibited by the 1982 consent decree from providing long-distance service between service areas. Similar market research shows that a substantial majority of business customers would select one of the major long-distance companies over a combination of Pacific Bell and a long-distance company because using one carrier would permit them to apply all of their traffic toward volume discount plans offered by the long-distance companies.

For these reasons, management believes that implementation of local exchange competition prior to the Telephone Companies being allowed to enter the long-distance market would provide already strong competitors an unfair advantage and that regulators should ensure that the responsibility for universal service is shared by all telecommunications providers. Management believes that a truly open competitive market would allow for the simultaneous entry of all telecommunications competitors into each others' markets on an equal footing. Although the Telephone Companies are facing increasing competition for all of their services, management believes that a truly open competitive market, in which the Telephone Companies can compete without restrictions, offers significant opportunity to grow the business.


APPLICABILITY OF REGULATORY ACCOUNTING

The  Telephone  Companies  currently  account  for  the  economic  effects  of regulation under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." If it becomes no longer reasonable to assume the Telephone Companies will recover their costs through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 will no longer apply. The Corporation continues to monitor the effects of competition and changes in regulation to assess the likelihood the Telephone Companies will continue to recover their costs. (See "Pending Regulatory Issues" and "Competitive Risk" beginning on page 22.) Discontinuing the application of SFAS 71 would require the Telephone Companies to eliminate their regulatory assets and liabilities and may require a reduction of the carrying amount of their telephone plant. (See "Accounting Under Regulation" in Note A on page 8.) Three other telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have reduced their telephone plant balances. If Pacific Bell were to discontinue the application of SFAS 71 and compute the effect on its telephone plant in a manner similar to these other three RHCs, the reduction in carrying amount of the Corporation's property, plant, and equipment would be between $3 and $5 billion.

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

  27     Article 5 FDS for 1st Quarter 1995 Form 10-Q.

The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

 (b)     Reports on Form 8-K.

         Form 8-K,  Date of Report  April 19,  1995, was filed  with the  SEC,
         under  Item   5  in  connection  with  a   Pacific  Bell  competitive
         vulnerability filing with the CPUC.

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


May 12, 1995

                                 EXHIBIT INDEX

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

  27     Article 5 FDS for 1st Quarter 1995 Form 10-Q.