Form 10-K/A
period 1994-12-31
PACIFIC TELESIS GROUP
filed 1995-06-14
CIK 732716

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                      AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13, or 15(d) of


                      THE SECURITIES EXCHANGE ACT OF 1934


                                ---------------

                         Commission File Number 1-8609


                             PACIFIC TELESIS GROUP

                                ---------------


                                AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1994 on Form 10-K as set forth in the pages attached hereto:

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Pacific Telesis Group


Dated May 26, 1995                    By /s/ William E. Downing
                                         ----------------------------
                                         William E. Downing
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer

"Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." is hereby amended to add the following exhibits under the heading "(3) Exhibits:"

Exhibit
Number                        Description
- -------   -------------------------------------------------------

23a       Consent of Coopers & Lybrand.

99b       Annual  report   on  Form  11-K   for  the  Pacific   Telesis  Group
          Supplemental Retirement and Savings Plan for Salaried Employees for the year 1994.

99c       Annual   report  on  Form   11-K  for  the   Pacific  Telesis  Group
          Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1994.

99d Annual report on Form 11-K for the PacTel Corporation Retirement Plan for the period January 1, 1994 to April 1, 1994.

                                 EXHIBIT INDEX



Exhibit
Number                       Description
- -------   ------------------------------------------------------

23a       Consent of Coopers & Lybrand.

99b       Annual  report   on  Form  11-K   for  the  Pacific   Telesis  Group
          Supplemental Retirement and Savings Plan for Salaried Employees for the year 1994.

99c       Annual   report  on  Form   11-K  for  the   Pacific  Telesis  Group
          Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1994.

99d Annual report on Form 11-K for the PacTel Corporation Retirement Plan for the period January 1, 1994 to April 1, 1994.