Form 10-Q
period 1995-06-30
PACIFIC TELESIS GROUP
filed 1995-08-14
CIK 732716

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1995


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


        At July 31, 1995, 428,404,446 common shares were outstanding.

                   PACIFIC TELESIS GROUP AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                          Page
                                                                        Number
                                                                        ------


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............         1

           Condensed Consolidated Statements of Income ...........         2

           Condensed Consolidated Balance Sheets .................         4

           Condensed Consolidated Statements of
               Shareowners' Equity ...............................         5

           Condensed Consolidated Statements of Cash Flows .......         6

           Notes to Condensed Consolidated Financial Statements ..         8

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ....................        15




PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders .....        36

Item 6.  Exhibits and Reports on Form 8-K ........................        38


SIGNATURE ........................................................        39
---------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Pacific Telesis Group:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Telesis Group and Subsidiaries as of June 30, 1995 and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of shareowners' equity and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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




/s/Coopers & Lybrand L.L.P.

San Francisco, California

August 11, 1995

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                For the 3 Months    For the 6 Months
                                  Ended June 30,      Ended June 30,
(Dollars in millions,         ------------------   -------------------
except per share amounts)          1995     1994        1995    1994
----------------------------------------------------------------------
OPERATING REVENUES
Local service..................  $  946   $  845      $1,895  $1,701
Network access:
  Interstate...................     428      400         870     809
  Intrastate...................     178      167         345     342
Toll service...................     296      506         615   1,004
Other service revenues.........     383      338         760     694
                                 ------   ------      ------  ------
TOTAL OPERATING REVENUES.......   2,231    2,256       4,485   4,550
                                 ------   ------      ------  ------
OPERATING EXPENSES
Cost of products and services       425      475         926     951
Customer operations and
  selling expenses.............     440      462         875     884
General, administrative, and
  other expenses...............     328      282         642     642
Property and miscellaneous
  taxes........................      53       47         100      94
Depreciation and amortization..     467      443         934     884
                                 ------   ------      ------  ------
TOTAL OPERATING EXPENSES.......   1,713    1,709       3,477   3,455
                                 ------   ------      ------  ------
OPERATING INCOME...............     518      547       1,008   1,095

Interest expense...............     116      121         233     229
Miscellaneous income...........      13       12          44      24
                                 ------   ------      ------  ------
INCOME FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES.................     415      438         819     890
Income taxes...................     155      160         277     330
                                 ------   ------      ------  ------
INCOME FROM CONTINUING
  OPERATIONS...................     260      278         542     560
Income from spun-off
  operations, net of tax
  (Note B).....................       -        -           -      23
                                 ------   ------      ------  ------
NET INCOME.....................  $  260   $  278      $  542  $  583
                                 ======   ======      ======  ======


                           (Continued on next page)

                   PACIFIC TELESIS GROUP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                 (Continued)


                               For the 3 Months      For the 6 Months
                                 Ended June 30,       Ended June 30,
(Dollars in millions,         ------------------   -------------------
except per share amounts)          1995     1994         1995    1994
----------------------------------------------------------------------
Earnings per share:
  Income from continuing
   operations................    $ 0.61   $ 0.65       $ 1.28  $ 1.32
  Income from spun-off
   operations................         -        -            -    0.06
                                 ------   ------       ------  ------
  Net income.................    $ 0.61   $ 0.65       $ 1.28  $ 1.38
                                 ======   ======       ======  ======

Dividends per share..........    $0.545   $0.545       $ 1.09  $ 1.09
Average shares outstanding
  (thousands)................   424,065  424,051      424,065 423,873


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30,   December 31,
(Dollars in millions)                             1995          1994
------------------------------------------------------------------------
ASSETS:                                        (Unaudited)

Cash and cash equivalents...................    $    72     $   135
Accounts receivable -(net of allowances for
  uncollectibles of $134 and $134 in 1995 and
  1994, respectively).......................      1,386       1,557
Prepaid expenses and other current assets...      1,156       1,206
                                                -------     -------
Total current assets........................      2,614       2,898
                                                -------     -------
Property, plant, and equipment - at cost....     26,899      26,565
  Less:  accumulated depreciation...........    (10,889)    (10,451)
                                                -------     -------
Property, plant, and equipment - net........     16,010      16,114
                                                -------     -------
Deferred charges and other noncurrent assets      1,675       1,127
                                                -------     -------
TOTAL ASSETS................................    $20,299     $20,139
                                                =======     =======
LIABILITIES AND SHAREOWNERS' EQUITY:

Accounts payable and accrued liabilities....    $ 1,792     $ 1,907
Debt maturing within one year...............        728         246
Other current liabilities...................      1,309       1,330
                                                -------     -------
Total current liabilities...................      3,829       3,483
                                                -------     -------
Long-term obligations.......................      4,887       4,897
                                                -------     -------
Deferred income taxes.......................      1,693       1,673
                                                -------     -------
Other noncurrent liabilities and
  deferred credits..........................      4,533       4,853
                                                -------     -------
Commitments and contingencies (Note C)......

Total shareowners' equity...................      5,357       5,233
                                                -------     -------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...    $20,299     $20,139
                                                =======     =======

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                                  (Unaudited)

                                                     For the 6 Months Ended
                                                              June 30,
                                                     ----------------------
(Dollars in millions)                                     1995       1994
---------------------------------------------------------------------------
COMMON STOCK
  Balance at beginning of period......................  $   43     $   43
                                                        ------     ------
  Balance at end of period............................      43         43
                                                        ------     ------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period......................   3,493      6,372
  Spin-off stock distribution (Note B)................       -     (2,901)
  Issuance of shares..................................       -         22
  Other changes.......................................       9          2
                                                        ------     ------
  Balance at end of period............................   3,502      3,495
                                                        ------     ------
REINVESTED EARNINGS
  Balance at beginning of period......................   2,257      2,040
  Net income..........................................     542        583
  Dividends declared..................................    (462)      (462)
  Other changes.......................................       -        (12)
                                                        ------     ------
  Balance at end of period............................   2,337      2,149
                                                        ------     ------
TREASURY STOCK
  Balance at beginning of period......................    (254)      (283)
  Issuance of shares..................................       -         29
                                                        ------     ------
  Balance at end of period............................    (254)      (254)
                                                        ------     ------
DEFERRED COMPENSATION - LESOP TRUST
  Balance at beginning of period......................    (306)      (386)
  Cost of trust shares allocated to employee accounts.      35         40
                                                        ------     ------
  Balance at end of period............................    (271)      (346)
                                                        ------     ------
TOTAL SHAREOWNERS' EQUITY ............................  $5,357     $5,087
                                                        ======     ======


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                For the 6 Months Ended
                                                        June 30,
                                               -----------------------
(Dollars in millions)                                   1995     1994
----------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES:
Net income........................................    $  542   $  583
Adjustments to net income:
  (Income)from spun-off operations (Note B).......         -      (23)
  Depreciation and amortization...................       934      884
  Deferred income taxes...........................         3      (46)
  Changes in operating assets and liabilities:
    Accounts receivable...........................       172       43
    Prepaid expenses and other current assets.....       (38)       5
    Deferred charges and other noncurrent assets..       152       17
    Accounts payable and accrued liabilities......       (51)     110
    Other current liabilities.....................       (13)      (3)
    Noncurrent liabilities and deferred credits...      (307)      (3)
  Other adjustments, net..........................       (37)     (75)
                                                      ------   ------
Cash from continuing operations...................     1,357    1,492
Cash from spun-off operations.....................         -       18
                                                      ------   ------
Cash from operating activities....................     1,357    1,510
                                                      ------   ------

CASH FROM (USED FOR) INVESTING ACTIVITIES:
Additions to property, plant, and equipment.......      (832)    (703)
Investment in PCS licenses........................      (640)       -
Other investing activities, net...................       (13)      39
                                                      ------   ------
Cash used by continuing operations................    (1,485)    (664)
Cash used by spun-off operations..................         -     (332)
                                                      ------   ------
Cash used for investing activities ...............    (1,485)    (996)
                                                      ------   ------

                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                                  For the 6 Months Ended
                                                          June 30,
                                                -------------------------
(Dollars in millions)                                      1995      1994
-------------------------------------------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of common and treasury shares..       62       118
Proceeds from issuance of long-term debt..............        -        10
Retirements of long-term debt.........................     (202)       (1)
Dividends paid........................................     (462)     (445)
Increase (Decrease) in short-term borrowings, net.....      668      (516)
Other financing activities, net.......................       (1)      (15)
                                                          -----     -----
Cash from (used by) continuing operations.............       65      (849)
Cash from spun-off operations.........................        -        39
                                                          -----     -----
Cash from (used for) financing activities.............       65      (810)
                                                          -----     -----
Net cash used for all activities......................      (63)     (296)
Less spun-off operations..............................        -      (275)
                                                          -----     -----
Decrease in cash and cash equivalents.................      (63)      (21)
Cash and cash equivalents at January 1................      135        69
                                                          -----     -----
Cash and cash equivalents at June 30..................    $  72     $  48
                                                          =====     =====
Cash payments for:
  Interest............................................    $ 238     $ 228
  Income taxes........................................    $ 149     $ 244
-------------------------------------------------------------------------

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

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  A. BASIS OF PRESENTATION (CONTINUED)

     Intangible Assets and Capitalized Interest

     Included in deferred charges and other noncurrent assets is $696 million representing the amounts paid for two Personal Communications Services ("PCS") licenses recorded at cost. Interest related to these licenses is capitalized as part of their cost. In addition, costs to relocate incumbent microwave users will be capitalized as part of the license acquisition cost. These costs will be amortized once the PCS system is in service. Management anticipates a widespread offering of PCS services in early 1997.

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

                                                    June 30,    December 31,
     ($ millions)                                     1995         1994
     ------------------------------------------------------------------------
     Regulatory assets (liabilities) due to:
        Deferred pension costs*.....................  $442          $407
        Unamortized debt redemption costs**.........   340           346
        Deferred compensated absence costs*.........   209           213
        Unamortized purchases of property, plant,
           and equipment under $500.................    90           107
        Deferred income taxes***....................  (174)         (193)
         Other......................................    43            51
                                                      ----          ----
       Total........................................  $950          $931
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

     Depreciation of telephone plant is computed essentially by straight-line depreciation using depreciable lives prescribed periodically by state and federal regulators. Regulators currently have prescribed the following depreciable lives for Pacific Bell's property, plant, and equipment:

                                                             Depreciable Lives
     -------------------------------------------------------------------------
                                                                  (in years)
     Buildings................................................. 30  to   57
     Cable..................................................... 10  to   30
     Central office equipment..................................  9  to 16.5
     Furniture, equipment, and other...........................5.5  to   20
     =========================================================================

     An unregulated enterprise may have selected shorter depreciable lives for similar assets.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   BASIS OF PRESENTATION (CONTINUED)

     The CPUC recently issued initial rules opening Pacific Bell's local services market to competition beginning January 1, 1996, further increasing competition in Pacific Bell's markets. In connection with this action, the CPUC is scheduling hearings to determine what changes, if any, should be made to Pacific Bell's regulatory framework. Management is evaluating the effects of recent and pending regulatory actions to determine whether the application of SFAS 71 regulatory accounting continues to be appropriate. If it becomes no longer reasonable to assume the Telephone Companies will recover their costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 will no longer apply.

     Discontinuing the application of SFAS 71 would require the Telephone Companies to eliminate their regulatory assets and liabilities and may require a reduction of the carrying amount of their telephone plant. Five other telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have adopted shorter depreciable lives and reduced their telephone plant balances. If Pacific Bell were to discontinue the application of SFAS 71 and compute the effect on its telephone plant in a manner similar to these other five RHCs, the reduction in the carrying amount of the Corporation's property, plant, and equipment would be between $3 and $5 billion. In addition, the Corporation would write off Pacific Bell's regulatory assets and liabilities at the time of discontinuance. At June 30, 1995, Pacific Bell had net regulatory assets of $954 million.


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

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


C. COMMITMENTS AND CONTINGENCIES

   Broadband Network

   In December 1994, Pacific Bell contracted for the purchase of up to $2 billion of broadband network facilities which will incorporate emerging technologies. Pacific Bell is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria.


   Revenues Subject to Refund

   In 1992, the CPUC issued a decision adopting, with modification, Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted Pacific Bell $100 million in each of the years 1995 and 1994 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund. Beginning August 1, 1995, approximately $25 million of 1993-94 postretirement benefits costs are being recovered subject to potential refund in the interstate jurisdiction. The FCC is examining the appropriateness of this cost recovery in a new proceeding. Management believes these costs are appropriately included in Pacific Bell's price cap filings, but is unable to predict the outcome of the CPUC's or FCC's proceedings.


   Purchase Options

   In June 1990, Prime Cable of Chicago, Inc. ("Prime Cable"), acquired certain Chicago cable television properties from Group W. The Corporation, through its PTCB subsidiary, holds options to purchase a 75 percent interest in Prime Cable. TC Cable, Inc. ("TC Cable") now holds this interest. PacTel Capital Funding, a wholly owned subsidiary of the Corporation, has guaranteed bank financing used by TC Cable and its parent corporation to acquire this interest. The guarantees cover initial loan amounts of $60 million as well as interest accruing on the loans which will be added to the outstanding loan balances up to an aggregate of $136 million. In the Corporation's opinion, the likelihood that it will be required to pay principal or interest on this debt under these guarantees is remote.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


D. SUBSEQUENT EVENT

   In July 1995, the Corporation acquired 100 percent of the stock of Cross Country Wireless Inc. ("CCW") to provide wireless cable service in southern California. The Corporation now has existing wireless cable operations with over 40,000 video customers in Riverside, California and holds licenses and rights to provide wireless video services in Los Angeles, Orange County, and San Diego. The transaction involved the exchange of approximately $120 million of Pacific Telesis Group treasury stock, or about 4.3 million shares, for the outstanding stock of CCW, and the assumption of approximately $55 million of CCW debt. By the end of 1996, the Corporation plans to offer more than 100 channels of digital programming in the Los Angeles, Orange County, and San Diego areas which can deliver high quality digital picture with CD-quality sound to approximately five million households.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of Pacific Telesis Group (the "Corporation") for the three- and six-month periods ended June 30, 1995 to the same periods in 1994. The Corporation's previous interests in the operating results of wireless operations which were spun off to shareowners on April 1, 1994 are classified separately as "spun-off operations" in the accompanying financial statements. (See Note A - "Basis of Presentation" on page 8.) The spun-off operations are excluded from the reported amounts of the Corporation's revenues and expenses. The Corporation's "continuing operations" include Pacific Bell and Nevada Bell (the "Telephone Companies"), along with several other units. Results for the first six months of 1995 may not be indicative of results for the full year.
A summary of selected operating data is shown below:

                              For the 3 Months Ended  For the 6 Months Ended
                                      June 30,               June 30,
                              ----------------------  ----------------------
                                                 %                      %
Selected Operating Data*         1995   1994  Change    1995   1994  Change
----------------------------------------------------------------------------
Return on shareowners'
  equity (%).................    19.2   21.7      -     20.2   22.0      -
Operating ratio (%)..........    76.8   75.8      -     77.5   75.9      -
Revenues per average employee
  ($ thousands)..............      44     42    4.8       88     84    4.8
Total employees at June 30...  50,871 53,532   -5.0        -      -      -
Telephone Company employees per
  ten thousand access lines**
  at June 30.................    30.8   33.4   -7.8        -      -      -
----------------------------------------------------------------------------
 * continuing operations
** excludes Pacific Bell Directory and Pacific Bell Mobile Services
                                                                  employees

Earnings
--------

For second quarter 1995, the Corporation reported net income of $260 million, or $0.61 per share, compared to earnings of $278 million, or $0.65 per share, from continuing operations for a year ago. Earnings for the second quarter of 1995 declined primarily due to continuing revenue shortfalls resulting from a California Public Utilities Commission ("CPUC")-ordered price rebalancing that accompanied the official introduction of toll services competition on January 1, 1995. The revenue shortfalls occurred because the average 40 percent reduction in toll prices did not stimulate demand growth to the extent anticipated by the CPUC. Stimulation of demand fell far short of the amount necessary to achieve revenue neutrality as intended by the price rebalancing order. The CPUC price rebalancing order assumed that volume growth would be a key source of new revenues to offset the price reductions. The decrease in earnings from revenue shortfalls was partially offset by the Corporation's ongoing cost-reduction efforts.

In 1994, second quarter net income was reduced about $29 million because of a CPUC refund order which resulted from past problems with Pacific Bell's payment processing system.

For the first six months of 1995, the Corporation reported net income of $542 million, or $1.28 per share, compared to earnings of $560 million, or $1.32 per share, from continuing operations for a year ago. Earnings declined primarily due to revenue shortfalls resulting from the CPUC-ordered price rebalancing. Additional pressure on earnings resulted from incremental labor expense associated with the severe storms in early 1995. These earnings decreases in 1995 were partially offset by the Corporation's ongoing cost-reduction efforts and other items including the receipt of tax and related interest refunds. Results to date strongly suggest that the CPUC's forecasted growth in demand from price rebalancing will not be realized in 1995. Management believes 1995 earnings could be about 10 percent less than 1994 primarily due to this revenue rebalancing shortfall.

Volume Indicators
------------------
                            For the 3 Months Ended   For the 6 Months Ended
                                    June 30,                 June 30,
                            ----------------------   ----------------------
                                               %                        %
Volume Indicators              1995    1994 Change    1995    1994   Change
---------------------------------------------------------------------------
Customer switched access
  lines in service at
  June 30 (thousands)......  15,488  15,056    2.9       -       -        -
Carrier access minutes-
  of-use (millions)........  14,665 *13,230   10.8  29,046 *26,414     10.0
  Interstate...............   8,123  *7,839    3.6  16,253 *15,711      3.4
  Intrastate...............   6,542  *5,391   21.4  12,793 *10,703     19.5
Toll messages (millions)...   1,214   1,122    8.2   2,396   2,218      8.0
---------------------------------------------------------------------------
*Restated

The total number of access lines in service grew to 15,488 thousand, an increase of 2.9 percent for the twelve months ended June 30, 1995. This is an improvement over the 2.5 percent increase for the same period last year. The residential access line growth rate increased to 2.2 percent for the twelve months ended June 30, 1995, from 1.5 percent last year. The growth rate in business access lines was 4.1 percent this year, down from 4.3 percent last year. Pacific Bell's business Centrex lines grew 10.9 percent during the same period as businesses continued to link multiple locations and improve disaster preparedness. The number of ISDN lines in service for the Telephone Companies grew to 34,098, an increase of 108 percent for the twelve months ended June 30, 1995, as customers demanded faster data transmission and Internet access.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Telephone Companies' local networks. Total access minutes-of-use for the six months ended June 30, 1995 increased by 10.0 percent over the same period last year. The increase in access minutes-of-use was primarily attributable to economic growth. In California, the official introduction of toll services competition in January 1995 also had the effect of increasing intrastate access minutes-of-use. Pacific Bell provides access service to other carriers who complete intra-service area toll calls over Pacific Bell's local network.

Toll messages are comprised of Message Telecommunications Service, Optional Calling Plans, WATS and terminating 800 messages. For the six months ended June 30, 1995, toll messages increased by 8.0 percent compared to an increase of 4.7 percent for the corresponding period in 1994. The increase was driven primarily by economic growth as well as lower prices. In California on January 1, 1995, Pacific Bell lowered the price of its toll services by an average of 40 percent. Pacific Bell also began offering new discount calling plans. Residential customers receive an automatic 15 percent off toll charges above five dollars per month while businesses receive an automatic 20 percent off toll charges over $15 per month. High volume customers can receive even larger discounts. Price decreases have stimulated demand slightly but the increase falls far short of levels included in the CPUC's order. Since the official introduction of competition in January 1995, management estimates that Pacific Bell lost approximately six percent of the local toll services market to other providers by the end of second quarter 1995. Based upon prior studies, the Corporation previously estimated that Pacific Bell retains less than 75 percent of Pacific Bell's former share of the business toll market. Those studies have now been updated and broadened to include all segments of the expanding business toll market. Management now estimates that, as a result of official competition and unofficial competitive losses in prior years, Pacific Bell currently serves less than 60 percent of that total market. Changes contemplated by the CPUC and the effects of pending legislation make it too early to predict when, or at what level, market share loss will stabilize.


Operating Revenues
------------------
                            For the 3 Months Ended    For the 6 Months Ended
                                    June 30,                  June 30,
                            ----------------------    ----------------------
($ millions)                  1995   1994   Change     1995    1994   Change
----------------------------------------------------------------------------
Total operating revenues..  $2,231 $2,256     -1.1   $4,485  $4,550     -1.4
----------------------------------------------------------------------------

Revenues for the three- and six-months ended June 30, 1995 were reduced from the same periods last year primarily because demand growth as a result of lower prices was slower than assumed in the CPUC-ordered price rebalancing. Revenues were also reduced because of price cap revenue reductions ordered by the CPUC under incentive-based regulation and the effects of toll services competition.

Effective January 1, 1995 the CPUC allowed long-distance companies and others to officially compete with Pacific Bell in providing intra-service area toll call services in California. The decision rebalanced prices for most of Pacific Bell's regulated services so that it could remain competitive in the new environment. The CPUC intended this decision to be initially revenue neutral. Revenue reductions due to lower prices were intended to be offset by other price increases and by increased network usage because of lower prices. Although Pacific Bell observed some increased usage during the three- and six-months ended June 30, 1995, calling volumes were far below levels envisioned by the CPUC as necessary to achieve revenue neutrality.

Overall, revenue decreases from price rebalancing and price cap orders for the three- and six-months ended June 30, 1995 compared to 1994 were partially offset by $64 million and $145 million, respectively, in revenues from increased customer demand. The increase in customer demand resulted both from general economic growth and the effect of price rebalancing. The revenue decreases were also partially offset by a CPUC-ordered refund in the second quarter of 1994 related to past problems with Pacific Bell's payment processing system. Due to the 1994 refund, miscellaneous other service revenues increased $27 million compared to last year. Factors affecting revenue changes are summarized in the following tables.

                Second Quarter 1995 versus Second Quarter 1994
                ----------------------------------------------
                                                                      Total
                                      Price                          Change
                          Price       Cap               Customer       from
($ millions)            Rebalancing   Order     Misc.     Demand       1994
-----------------------------------------------------------------------------
Local service.............   $107      -$31       $22       $ 3        $101
Network access
  Interstate..............      6         2         3        17          28
  Intrastate..............    -62        -4        41        36          11
Toll service..............   -177       -13       -10       -10        -210
Other service revenues....      4                  23        18          45
                            -----     -----     -----     -----       -----
Total operating revenues..  -$122      -$46       $79       $64       -$ 25
-----------------------------------------------------------------------------

                First 6 Months 1995 versus First 6 Months 1994
                ----------------------------------------------
                                                                      Total
                                      Price                          Change
                          Price       Cap               Customer       from
($ millions)            Rebalancing   Order     Misc.     Demand       1994
-----------------------------------------------------------------------------
Local service.............   $202      -$62       $37      $ 17        $194
Network access
  Interstate..............     13                  13        35          61
  Intrastate..............   -123        -9        28       107           3
Toll service..............   -300       -25       -13       -51        -389
Other service revenues....      8                  21        37          66
                            -----     -----     -----     -----       -----
Total operating revenues..  -$200      -$96       $86      $145       -$ 65
------------------------------------------------------------------------------

The increases in revenue due to customer demand for the periods presented in the above tables are the result of growth in key volume indicators. Increases in local service revenues due to customer demand reflects access line growth resulting from economic recovery.

Increases in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. Demand-related increases in intrastate network access revenues also reflect growth in interexchange carrier access minutes-of-use. At Pacific Bell, the official introduction of competition in the intra-service area toll market in January 1995 had the effect of increasing access usage revenues.

The decreases in customer demand-related toll service revenues primarily results from competition. Since the official introduction of competition in January 1995, management estimates that Pacific Bell lost approximately six percent of the local toll services market to other providers by the end of second quarter. In addition, Pacific Bell has lost and continues to lose WATS and 800 service business to interexchange carriers who have the competitive advantage of being able to offer these services both within and between service areas. Partially offsetting these reductions for the three- and six-month periods were increased usage revenues resulting from general economic growth. Based upon prior studies, the Corporation previously estimated that Pacific Bell retains less than 75 percent of Pacific Bell's former share of the business toll market. Those studies have now been updated and broadened to include all segments of the expanding business toll market. Management now estimates that, as a result of official competition and unofficial competitive losses in prior years, Pacific Bell currently serves less than 60 percent of that total market.

The demand-related increases in other service revenues reflects the continuing success of the Telephone Companies' voice mail products as well as directory operations.


Operating Expenses
------------------
                            For the 3 Months Ended    For the 6 Months Ended
                                    June 30,                  June 30,
                            ----------------------    ----------------------
($ millions)                  1995   1994   Change     1995    1994   Change
----------------------------------------------------------------------------
Total operating expenses..  $1,713 $1,709       $4   $3,477  $3,455      $22
                                              0.2%                      0.6%
----------------------------------------------------------------------------

Total operating expenses for the three- and six-months ended June 30, 1995 increased slightly when compared with 1994 reflecting this year's increased depreciation expense and the costs resulting from severe storm damage in early 1995. These expenses were partially offset by the Corporation's continuing cost reduction efforts as displayed in the tables below.

           Second Quarter 1995 versus Second Quarter 1994
           -----------------------------------------------
                          Pacific Bell Expenses
                         (excluding subsidiaries)
                       ---------------------------------              Total
                                                               Other Change
                        Salaries  Employee Settle-               PTG   From
($ millions)             & Wages  Benefits   ments   Misc.  Entities   1994
---------------------------------------------------------------------------
Cost of products &
  services...............    -$7      -$ 9    -$27    -$ 5       -$2   -$50
Customer operations &
  selling expenses.......      4        -9       -     -22         5    -22
General, admin. & other
  expenses...............     -3         4       -      41         4     46
Property & misc. taxes...      -         -       -       6         -      6
Depreciation &
  amortization...........      -         -       -      24         -     24
                           -----     -----   -----   -----     -----  -----
Total operating expenses.    -$6      -$14    -$27     $44        $7    $ 4
===========================================================================

          First 6 Months 1995 versus First 6 Months 1994
          ----------------------------------------------
                          Pacific Bell Expenses
                         (excluding subsidiaries)
                       ---------------------------------              Total
                                                               Other Change
                        Salaries  Employee Settle-               PTG   From
($ millions)             & Wages  Benefits   ments   Misc.  Entities   1994
---------------------------------------------------------------------------
Cost of products &
  services...............    $18      -$ 7    -$35    -$ 5       $ 4   -$25
Customer operations &
  selling expenses.......     -1       -13       -      -5        10     -9
General, admin. & other
  expenses...............    -16         3       -       5         8      -
Property & misc. taxes...      -         -       -       5         1      6
Depreciation &
  amortization...........      -         -       -      49         1     50
                           -----     -----   -----   -----     -----  -----
Total operating expenses.    $ 1      -$17    -$35     $49       $24    $22
===========================================================================

Pacific Bell's salary and wage expense for the three- and six-month periods in 1995 were relatively flat compared to 1994. Higher overtime costs were offset by force reduction savings. For the first six months of 1995 compared to 1994, Pacific Bell achieved a $62 million decrease in salary and wage expense related to force reduction. However, higher overtime expense for storm and flood repairs offset this decrease. Pacific Bell's lower employee benefits expense for the three- and six-month periods in 1995 compared to 1994 was primarily due to the Corporation's ongoing health care cost-reduction efforts.


Pacific Bell's settlements expense for the three- and six-month periods in 1995 compared to 1994 decreased primarily due to the CPUC-ordered price rebalancing which lowered reimbursements to other local exchange carriers for calls terminating in their territories.

Pacific Bell's miscellaneous general and administrative expense increased in the second quarter of 1995 compared to the same quarter last year primarily due to increased contract services for programmers of $18 million.

Pacific Bell's depreciation expense increased for the three- and six-month periods in 1995 compared to 1994 primarily due to higher depreciation rates ordered by the CPUC effective January 1, 1995 and higher telephone plant balances.

Interest Expense
----------------
                            For the 3 Months Ended    For the 6 Months Ended
                                    June 30,                  June 30,
                            ----------------------    ----------------------
($ millions)                  1995   1994   Change     1995    1994   Change
----------------------------------------------------------------------------
Interest expense..........    $116   $121      -$5     $233    $229       $4
                                             -4.1%                      1.7%
----------------------------------------------------------------------------

Second quarter 1995 interest expense decreased slightly compared to 1994 primarily due to last year's interest expense associated with the CPUC's late payment charges decision. Interest expense for the first half of 1995 remained relatively flat.


Miscellaneous Income
--------------------
                            For the 3 Months Ended    For the 6 Months Ended
                                    June 30,                  June 30,
                            ----------------------    ----------------------
($ millions)                  1995   1994   Change     1995    1994   Change
----------------------------------------------------------------------------
Miscellaneous Income.....      $13    $12       $1      $44     $24      $20
                                              8.3%                     83.3%
----------------------------------------------------------------------------

While miscellaneous income increased only slightly for second quarter 1995, the increase for the first six months of 1995 was primarily due to interest income of $25 million from a tax refund received in first quarter 1995 related to prior years.


Income Taxes
------------
                            For the 3 Months Ended    For the 6 Months Ended
                                    June 30,                  June 30,
                            ----------------------    ----------------------
($ millions)                  1995   1994   Change     1995    1994   Change
----------------------------------------------------------------------------
Income Taxes.............     $155   $160      -$5     $277    $330     -$53
                                             -3.1%                    -16.1%
-----------------------------------------------------------------------------

The decrease in income tax expense for second quarter and first half of 1995 was primarily due to lower pre-tax income and a tax refund received in first quarter 1995.

Status of Reserves
------------------

As previously reported, Pacific Bell established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. A total of 2,100 employees left Pacific Bell (excluding subsidiaries) during the first six months of 1995. After new hires, net force loss for Pacific Bell (excluding subsidiaries) was approximately 700. A total of $107 million was charged to the reserve in the first half of 1995 primarily for reengineering projects. The majority of this year's projected costs is expected to be incurred during the second half of the year. As of June 30, 1995, a balance of $727 million remained in the restructuring reserve.

During second quarter, Pacific Bell announced that it will further consolidate its network operations centers to two by first quarter 1996, rather than four centers as previously announced. This move is expected to result in investment savings of $20 million during 1995 without affecting customer service.

In December 1994, the Corporation's real estate subsidiary sold substantially all of its assets for approximately $160 million which included $43 million in notes secured by four of the properties. In March and April of 1995, defaults on the secured notes resulted in the return of the four properties to the Corporation. Management believes the $46 million reserve balance at June 30, 1995 is adequate to cover potential losses on the disposal of the remaining assets.

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

Short-term borrowings are available under a commercial paper program and through uncommitted unused lines of credit. These lines of credit are subject to continued review by the lending banks. At June 30, 1995, the unused lines of credit available totaled approximately $2.6 billion.

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

In  July  1995,  the   Corporation  acquired  100  percent  of  the  stock  of
Cross Country Wireless Inc. ("CCW") to provide wireless cable service in Southern California. The Corporation now has existing wireless cable operations with over 40,000 video customers in Riverside, California and holds licenses and rights to provide wireless video services in Los Angeles, Orange County, and San Diego. The transaction involved the exchange of approximately $120 million of Pacific Telesis Group treasury stock, or about
4.3 million shares, for the outstanding stock of CCW, and the assumption of approximately $55 million of CCW debt. By the end of 1996, the Corporation plans to offer more than 100 channels of digital programming in the Los Angeles, Orange County, and San Diego areas which can deliver high quality digital picture with CD-quality sound to approximately five million households.

In June 1995, the Corporation paid the remaining $557 million balance for the two licenses it had acquired to offer personal communications services ("PCS") in California and Nevada. The licenses totaled $696 million of which 20 percent had been paid by March 1995 including a $56 million deposit made in 1994. These payments were made from a combination of internally generated funds and external financing. The Corporation anticipates financing the build-out of the PCS network including a five year, $300 million agreement with Ericsson for network equipment from a combination of internally generated funds and external financing.

In May 1995, Duff and Phelps, Inc. lowered the rating of Pacific Bell's bonds from Double-A ("AA") to Double-A-Minus ("AA-"). At June 30, 1995, Pacific Bell had approximately $5 billion of long- and intermediate-term debt outstanding. The rating action reflected price cap revenue reductions, toll services competition, and proposed interim rules on local services competition. The rating action also reflected the expected financing requirements of the Corporation's broadband and PCS networks. Standard & Poor's Corporation has placed bond and commercial paper ratings of the Corporation, PacTel Capital Resources, and Pacific Bell on "CreditWatch," with negative implications, following the release by the CPUC of its proposed interim rules on local services competition. In addition, Moody's Investors Services, Inc. has changed its outlook on the long-term debt of Pacific Bell to "negative" from "stable," citing concerns about risks associated with deployment of the broadband network and potential pressure on the financial profile and performance of Pacific Bell.

Cash from continuing operations for operating activities decreased $135 million for the six months ended June 30, 1995 compared to the same period in 1994. The decrease was primarily due to timing differences in the payment of accounts payable partially offset by decreased accounts receivable. The decrease in cash flow was also partially offset by tax refunds of $152 million received in 1995.

Cash used by continuing operations for investing activities increased $821 million for the six months ended June 30, 1995 compared to the same period in 1994. The increase was primarily due to payments of $640 million on the PCS licenses in 1995. In addition, the increase also reflects the Corporation's 1995 investments in the TELE-TV joint venture with Bell Atlantic and NYNEX and the LA Times joint venture.

Cash used by continuing operations for financing activities decreased $914 million for the six months ended June 30, 1995 compared to the same period in 1994. The decrease primarily reflects reduced payments of short-term borrowings in 1995 and the increase in short-term borrowings of approximately $480 million in June 1995. During the first six months of 1994, the Corporation substantially repaid its short-term borrowings.

The Corporation's  debt ratio changed  to 51.2 percent  at June 30,  1995 from
49.6 percent at December 31, 1994 primarily due to the increase in short-term borrowings of approximately $480 million in June 1995. Pre-tax interest coverage was 4.5 times for the first six months in 1995 compared to 4.9 times for the same period in 1994. This decrease was due primarily to lower pre-tax income.

For second quarter 1995, the Pacific Telesis Group Board of Directors maintained the Corporation's dividend at $0.545 per share.

LABOR NEGOTIATIONS

On August 8, 1995, the Telephone Companies reached a tentative three-year agreement with the Communications Workers of America which represents about 34,000 employees. The previous union contract expired on August 5, 1995. The new tentative agreement features a 10.5 percent wage increase over three years, a 14 percent pension increase, a $16 million training and retraining program, a new voluntary early retirement option, continued employment security and improved health benefits. Agreements were also reached with two other unions. Management estimates that the tentative agreements would result in increased costs of approximately $550 million over three years. This estimate does not include savings which may result from future force reductions. The tentative agreements must be ratified by employees before they become effective. The ratification results are expected by the end of September 1995.


PENDING REGULATORY ISSUES

Telecommunications Legislation
------------------------------

In June 1995, the U.S. Senate approved a telecommunications bill which would ease certain restrictions imposed by the Communications Act of 1934, the 1982 Consent Decree and the 1984 Cable Act. Among the provisions, the bill would allow telephone companies and cable television companies to compete in each others' markets. In August 1995, similar legislation was passed by the House of Representatives. The bills now go to conference to reconcile the differences. Management believes that the telecommunications reform legislation passed by Congress, after reconciliation and if enacted, will be a balanced plan that would begin to offer consumers the benefits of real competition.


Calling Party Identification
----------------------------

In May 1995, the Federal Communications Commission ("FCC") established national rules affecting how telephone companies, including the Telephone
Companies, may offer calling party identification services ("Caller ID"). Caller ID displays the telephone number of the calling party on a device that attaches to a customer's telephone unless it is blocked by the calling party. Caller ID is already available in most other states but has not been offered in California due to CPUC blocking requirements that make the service uneconomic to provide. The FCC ruling preempts the CPUC's restrictions which made providing Caller ID uneconomic. In June 1995, the CPUC appealed the FCC's ruling to the U.S. Court of Appeals for the Ninth Circuit. Subject to CPUC approval, management believes that Caller ID could be an important new revenue source.

FCC Regulatory Framework Review
--------------------------------

In March 1995, the FCC adopted new interim price cap rules that govern the prices that the larger local exchange carriers ("LECs"), including the Telephone Companies, charge interexchange carriers ("IECs") for access to local telephone networks.

The interim rules require LECs to adjust their maximum prices for changes in inflation, productivity and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7, or 5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings whereas the other lower productivity factors require earnings to be shared with customers. In adopting the interim plan, the FCC required LECs to prospectively reduce their price caps by
0.7 percent for each year the LEC elected the lower 3.3 percent productivity factor during 1991-94. For Pacific Bell this resulted in a 2.1 percent reduction. Likewise, Nevada Bell will have a 1.4 percent reduction due to selecting the 3.3 percent productivity factor in two prior years. The Telephone Companies have formally contested these reductions as well as other adjustments associated with the interim plan in the U.S. Court of Appeals for the District of Columbia (the "Court"). In August 1995, the Court agreed to expedite review of these adjustments.

The FCC plans to adopt permanent rules in 1996 following a rulemaking proceeding. Management continues to believe that the FCC should adopt pure price cap regulation and eliminate the productivity factor, sharing, and earnings caps.

The Telephone Companies' 1995 annual access filings implementing the interim rules took effect August 1, 1995. As a result, the Telephone Companies' revenues will be reduced approximately $126 million through June 30, 1996. Of this amount, $72 million was reflected in the Corporation's 1994 financials. The Telephone Companies chose the 5.3 percent productivity factor that will enable them to retain all of their earnings after July 1, 1995. The higher productivity factor was chosen because management believes that it will be more than offset by elimination of the sharing mechanism.

Video Dialtone Applications Approval
------------------------------------

In July 1995, the FCC approved Pacific Bell's applications for authority to offer video dialtone services in specific locations in four of its service areas. The approval allows Pacific Bell to begin installing the video-specific components of its advanced communications network in the
San Francisco Bay Area, Los Angeles, Orange County and San Diego. Construction of the video-specific elements of the network will give customers access to such interactive services as movies and television shows on demand, interactive news, tele-education, home shopping, video games, community information listings, high-speed Internet access and broadcast programming. Construction of the telephone portion of the network began in May 1994.

Pacific Bell's approved video dialtone applications, filed in late December 1993, cover approximately 1.3 million homes throughout California. With this approval, Pacific Bell is on track to be the first company in the United States to offer a single full service network, supporting telephony, data, and video. Technology trials will be conducted during the second half of 1995 in the South San Francisco Bay Area, with paying customers connected early next year. Interactive services will be offered to consumers beginning mid-1996.

Pacific Bell has selected the state-of-the-art hybrid fiber/coaxial cable architecture. The technology is cost effective to deploy and operate, and allows Pacific Bell to achieve significant operational savings. Furthermore, the architecture is flexible enough to meet customer needs today while network capacity can be expanded easily as demand grows.

There are still critical regulatory issues to resolve before Pacific Bell can deliver the full benefits of the "communications superhighway". The FCC must still resolve the issue of whether video dialtone providers will be regulated under cable television rules or common carrier rules. While a closed cable television system allows the owner sole discretion to determine programming, a video dialtone provider is a common carrier open to all. Management believes that telephone companies providing video dialtone should be regulated solely as common carriers.

CPUC Regulatory Framework Review
--------------------------------
In June 1995, Pacific Bell filed an emergency petition with the CPUC requesting an expeditious review of its current regulatory framework. In July 1995, the CPUC granted Pacific Bell's request and announced the first phase of the review which will address three issues.

1.   Should the price cap formula be modified or eliminated?
2. Should the price cap formula be applied to non-competitive and partially competitive services or only to non-competitive services?
3. Should any modifications to the regulatory framework be ordered in stages?

Management believes that the productivity factor of the price cap formula is excessive. As Pacific Bell operates under an increasingly competitive environment, competition itself replaces the need for formula based adjustments to rates.


Depreciation Filing
-------------------

The CPUC evaluates and prescribes depreciation rates each year. In June 1995, Pacific Bell filed an application for changes to its depreciation rates to be effective January 1, 1996. Pacific Bell requested technical changes which would result in a $34 million decrease in annual depreciation expense.


Local Services Competition
--------------------------

In July 1995, the CPUC issued initial rules opening the local exchange market to competition. Facilities-based competitive local carriers ("CLCs") are authorized to begin providing local phone service beginning January 1, 1996. Those companies leasing lines for resale will be able to offer phone service by March 1, 1996. No CLC may begin operating until all certification requirements are satisfied and the CPUC grants a certificate of public convenience and necessity. The CPUC expects to resolve remaining issues and issue final rules for implementing full competition in all California telecommunications markets by January 1, 1997.

The CPUC will take additional comments and hold evidentiary hearings beginning later this year on specific unresolved issues related to local competition. These issues include the application of customer number rating areas used by Pacific Bell for billing the CLCs, the removal of resale restrictions, the economic effects of permitting resale competition, and the appropriate wholesale rates for local phone services.

Although management commends the CPUC decision expanding local telephone competition, it is concerned that under the initial rules competitors will be able to package and resell local phone service together with long-distance service, while Pacific Bell will still not be able to offer customers the same array of services. Management believes that the CPUC should accelerate its efforts to resolve universal service issues in a competitive environment. Management intends to file an Application for Rehearing of the decision on certain limited grounds, including the need for evidentiary hearings on resale and interconnection issues. (See "Universal Service" discussion below.)


Universal Service
-----------------

In July 1995, in connection with its local services competition decision, the CPUC affirmed its commitment to universal service and proposed rules to assure the continuation of affordable, high quality service in the coming competitive local phone services market. Universal service issues are fundamental to the ongoing CPUC proceeding to allow local and long-distance companies to compete in providing basic local phone services, just as they already compete in providing local toll services.

The CPUC  has stated that  companies that want  to compete in the  local phone services market will have the opportunities as well as the obligations associated with universal service. Hearings will be held to seek public comment on the proposed universal funding mechanism for high-cost areas service rules. The CPUC intends to implement a universal service funding mechanism for high-cost areas only after local competition, unbundling, and presubscription are in place. Management believes that universal service issues should be resolved before local competition is authorized. Local competition is currently scheduled to begin January 1, 1996.

Public Service Commission of Nevada ("PSCN") Regulatory Review
--------------------------------------------------------------

On April 24, 1995, the PSCN issued a rule redesigning telecommunications regulation in the state of Nevada. This rule includes many reforms initiated by an industry coalition which includes Nevada Bell, Nevada IECs and other
Nevada LECs. The rule includes compromises reached with other parties, including the cable industry and the state Office of Consumer Advocate. The new rule will remove barriers to toll and local competition in Nevada but will also allow Nevada Bell to keep any productivity gains by eliminating the current customer sharing provision. The new plan is optional and will require a rate case to determine initial pricing. After adoption, pricing flexibility is based on the nature and competitive environment of the service. Prices for basic service are capped during a three or five year period based on the company's election. The plan does not prohibit or require presubscription and allows interconnection where technologically feasible. Nevada Bell anticipates a complete rate redesign as part of a rate case which it will file in first quarter of 1996, for rates effective in the latter part of 1996 when the current plan expires. Nevada Bell cannot predict the outcome of the proceeding but believes that competition and increased productivity will result in price reductions for customers.


Property Taxes
--------------

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including Pacific Bell, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in Pacific Bell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as $60 million plus interest as of June 30, 1995 should be returned to customers. Management believes that under the CPUC's regulatory framework, any property tax savings should only be treated as a component of the calculation of shareable earnings. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits decision. (See "Revenues Subject to Refund" under Note C on page 13.)

DISPOSITION OF BELLCORE

In April 1995, Bellcore announced a decision by its owners to pursue the disposition of their interests in Bellcore. Bellcore is a leading provider of communications software and consulting services. It is owned by Pacific Bell and six other affiliates of the telephone regional holding companies formed at the divestiture of AT&T Corp. in 1984. A final decision regarding the disposition of interests and the structure of such a transaction has yet to be determined. Any transaction will be subject to necessary approvals.


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

Effective January 1, 1995, the CPUC authorized toll services competition. Toll service revenues represented approximately 14 percent of Pacific Bell's total operating revenues for the first six months of 1995. Since the official introduction of competition in January 1995, management estimates that Pacific Bell lost approximately six percent of the local toll services market to other providers by the end of second quarter. Based upon prior studies, the Corporation previously estimated that Pacific Bell retains less than 75 percent of Pacific Bell's former share of the business toll market. Those studies have now been updated and broadened to include all segments of the expanding business toll market. Management now estimates that, as a result of official competition and unofficial competitive losses in prior years, Pacific Bell currently serves less than 60 percent of that total market. Changes contemplated by the CPUC and the effects of pending legislation make it too early to predict when, or at what level, market share loss will stabilize. In May 1995, the CPUC issued a decision that requires Pacific Bell to permit Centrex customers who purchase certain optional routing features to route intra-service area calls to the toll carrier of their choice. In addition, the CPUC has issued initial rules to open the local exchange market to competition beginning January 1, 1996. (See "Local Services Competition" on page 30.) Local service revenues represented approximately 42 percent of Pacific Bell's total operating revenues for the first six months of 1995.

Because of the unique characteristics of the California market, Pacific Bell is vulnerable to competition. Pacific Bell's business and residence revenues and profitability are highly concentrated among a portion of its customer base and geographic areas. Competitors need only serve portions of our service area to compete for the majority of Pacific Bell's business and residence usage revenues. High-margin customers are clustered in high density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego and Sacramento.

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

For these reasons, management believes that implementation of local exchange competition prior to the Telephone Companies being allowed to enter the long-distance market would provide already strong competitors an unfair advantage. Management also believes that a truly open competitive market would allow for the simultaneous entry of all telecommunications competitors into each others' markets on an equal footing. Although the Telephone Companies are facing increasing competition for all of their services, management believes that a truly open competitive market, in which the Telephone Companies can compete without restrictions, offers long-term opportunity to grow the business.

APPLICABILITY OF REGULATORY ACCOUNTING

The  Telephone  Companies  currently  account  for  the  economic  effects  of regulation under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." The CPUC recently issued initial rules opening Pacific Bell's local services market to competition beginning January 1, 1996, further increasing competition in Pacific Bell's markets. In connection with this action, the CPUC is scheduling hearings to determine what changes, if any, should be made to Pacific Bell's regulatory framework. Management is evaluating the effects of recent and pending regulatory actions to determine whether the application of SFAS 71 regulatory accounting continues to be appropriate. If it becomes no longer reasonable to assume the Telephone Companies will recover their costs of providing regulated services through rates charged to customers, whether resulting from the effects of increased competition or specific regulatory actions, SFAS 71 will no longer apply. (See "Pending Regulatory Issues" and "Competitive Risk" beginning on page 27.)

Discontinuing the application of SFAS 71 would require the Telephone Companies to eliminate their regulatory assets and liabilities and may require a reduction of the carrying amount of their telephone plant. (See "Accounting Under Regulation" in Note A on page 9.) Five other telephone regional holding companies ("RHCs") have discontinued the application of SFAS 71 regulatory accounting and have adopted shorter depreciable lives and reduced their telephone plant balances. If Pacific Bell were to discontinue the application of SFAS 71 and compute the effect on its telephone plant in a manner similar to these other five RHCs, the reduction in carrying amount of the Corporation's property, plant, and equipment would be between $3 and $5 billion. In addition, the Corporation would write off Pacific Bell's regulatory assets and liabilities at the time of discontinuance. At June 30, 1995, Pacific Bell had net regulatory assets of $954 million.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

On May 3, 1995, the Corporation held its 1995 Annual Meeting of Shareowners. Shareowners voted in favor of the election of four directors to serve a three-year term, the ratification of Coopers & Lybrand as the Corporation's independent auditors, the approval of the amendment and restatement of the Senior Management Long Term Incentive Plan and Short Term Incentive Plan and the amendment of the 1994 Stock Incentive Plan and against three shareowner proposals. Each matter presented at the Annual Meeting of Shareowners received the following number of votes:

                                                                 Broker
Nominees                     For       Withheld   Abstentions   Nonvotes
--------                 -----------   ---------  -----------   --------
William P. Clark         344,559,492   9,045,712      N/A          N/A
Ivan J. Houston          344,454,483   9,150,721      N/A          N/A
Mary S. Metz             344,624,406   8,980,798      N/A          N/A
Richard M. Rosenberg     344,580,927   9,024,277      N/A          N/A

Directors Whose Term of Office Continued After the Annual Meeting:
------------------------------------------------------------------

Herman E. Gallegos, Donald E. Guinn, Frank C. Herringer, Lewis E. Platt, Philip J. Quigley, Toni Rembe, and S. Donley Ritchey.

Ratification of Auditors:
-------------------------
                                                    Broker
    For                    Against    Abstentions  Nonvotes
 -------------           -----------   ---------  ----------
  345,864,340             4,151,660    3,589,204      N/A

Amend and Restate Senior Management Long Term Incentive Plan:
-------------------------------------------------------------
                                                    Broker
    For                    Against    Abstentions  Nonvotes
-------------            ----------   -----------  ---------
  294,410,947            49,437,385    9,756,871       1

Amend and Restate Short Term Incentive Plan:
--------------------------------------------
                                                    Broker
    For                    Against    Abstentions  Nonvotes
-------------            -----------  ----------- -----------
  297,948,617            45,817,862    9,838,724       0

Amend 1994 Stock Incentive Plan:
--------------------------------
                                                    Broker
     For                   Against    Abstentions  Nonvotes
-----------              -----------  ----------- -----------
 284,468,536             58,709,452    10,427,216      0


Shareowner Proposal to Eliminate Pensions for New Nonemployee Directors:
------------------------------------------------------------------------

                                                    Broker
     For                   Against    Abstentions  Nonvotes
-----------              -----------  ----------- -----------
 92,372,115              213,547,100  10,646,145  37,039,843


Shareowner Proposal to Compensate Directors Solely in Stock:
------------------------------------------------------------
                                                    Broker
     For                   Against    Abstentions  Nonvotes
-----------              -----------  ----------- -----------
 45,290,013              260,447,780  10,827,570  37,039,841


Shareowner Proposal to Suspend Paper Contract:
----------------------------------------------
                                                    Broker
     For                   Against    Abstentions Nonvotes
-----------              -----------  ----------- -----------
 43,241                  353,551,218    10,745         0

Item 6.  Exhibits and Reports on Form 8-K.

  (a)     Exhibits.

          Exhibits identified as on file with the SEC are incorporated herein by reference as exhibits hereto.


Exhibit
Number                            Description
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

    27   Article 5 FDS for 2nd Quarter 1995 Form 10-Q.


The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

    (b)  Reports on Form 8-K.
         --------------------

         Form 8-K,  Date of  Report April  19, 1995, was  filed with  the SEC,
         under  Item  5,  in  connection   with  a  Pacific  Bell  competitive
         vulnerability filing with the CPUC.

FORM 10-Q





                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Pacific Telesis Group





                                 BY   /s/ W. E. Downing
                                      --------------------------
                                      W. E. Downing
                                      Executive Vice President -
                                      Chief Financial Officer & Treasurer


August 11, 1995

                                 EXHIBIT INDEX

Exhibits identified as on file with the SEC are incorporated herein by reference as exhibits hereto. All other exhibits are provided as part of the electronic transmission.

Exhibit
Number                            Description
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

     27   Article 5 FDS for 2nd Quarter 1995 Form 10-Q.