Form 10-Q
period 1995-09-30
PACIFIC TELESIS GROUP
filed 1995-11-14
CIK 732716

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1995


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


   At October 31, 1995, 428,434,672 common shares were outstanding.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                              TABLE OF CONTENTS


                                                                         Page
                                                                        Number
                                                                        ------


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

           Review Report of Independent Accountants ..............      1

           Condensed Consolidated Statements of Income ...........      2

           Condensed Consolidated Balance Sheets .................      4

           Condensed Consolidated Statements of
               Shareowners' Equity ...............................      5

           Condensed Consolidated Statements of Cash Flows .......      6

           Notes to Condensed Consolidated Financial Statements ..      8

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ....................     15




PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.........................     38


SIGNATURE.........................................................     39

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of Pacific Telesis Group:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Telesis Group and Subsidiaries as of September 30, 1995 and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of shareowners' equity and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

As discussed in Note C on page 9, the Corporation's Pacific Bell subsidiary discontinued application of Statement of Financial Accounting Standards No. 71 effective third quarter 1995.

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

November 14, 1995

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                             For the 3 Months Ended   For the 9 Months Ended
                                   September 30,            September 30,
(Dollars in millions,        ----------------------   ----------------------
except per share amounts)           1995     1994         1995         1994
----------------------------------------------------------------------------
OPERATING REVENUES
Local service....................$   963   $  875      $ 2,858       $2,576
Network access:
  Interstate.....................    427      400        1,297        1,209
  Intrastate.....................    180      192          525          534
Toll service.....................    311      498          926        1,502
Other service revenues...........    394      364        1,154        1,058
                                 -------   ------      -------       ------
TOTAL OPERATING REVENUES.........  2,275    2,329        6,760        6,879
                                 -------   ------      -------       ------
OPERATING EXPENSES
Cost of products and services....    403      464        1,329        1,415
Customer operations and
  selling expenses...............    477      452        1,352        1,336
General, administrative, and
  other expenses.................    348      314          990          956
Property and miscellaneous taxes.     46       46          146          140
Depreciation and amortization....    471      450        1,405        1,334
                                 -------   ------      -------       ------
TOTAL OPERATING EXPENSES.........  1,745    1,726        5,222        5,181
                                 -------   ------      -------       ------
OPERATING INCOME.................    530      603        1,538        1,698
Interest expense.................    117      107          350          336
Miscellaneous income.............     21       12           65           36
                                 -------   ------      -------       ------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                  434      508        1,253        1,398
Income taxes.....................    159      194          436          524
                                 -------   ------      -------       ------
INCOME FROM CONTINUING OPERATIONS
 BEFORE EXTRAORDINARY ITEM.......    275      314          817          874
Income from spun-off operations,
  net of tax (Note B)............      -        -            -           23
                                 -------   ------      -------       ------
INCOME BEFORE EXTRAORDINARY ITEM     275      314          817          897
Extraordinary item, net of tax
  (Note C)....................... (3,360)       -       (3,360)           -
                                 --------  ------      --------      ------
NET INCOME (LOSS)................
                                 $(3,085)  $  314      $(2,543)      $  897
                                 ========  ======      ========      ======

                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                  (Continued)


                             For the 3 Months Ended   For the 9 Months Ended
                                   September 30,            September 30,
(Dollars in millions,        ----------------------   ----------------------
except per share amounts)           1995     1994         1995         1994
----------------------------------------------------------------------------
Earnings (loss) per share:
 Income from continuing
  operations before
  extraordinary item............  $ 0.64   $ 0.74       $ 1.92       $ 2.06
 Income from spun-off
  operations....................       -        -            -         0.06
                                  ------   ------       ------       ------
 Income before extraordinary
  item..........................    0.64     0.74         1.92         2.12
 Extraordinary item.............   (7.86)       -        (7.90)           -
                                  -------  ------       ------       ------
 Net income (loss)..............  $(7.22)  $ 0.74       $(5.98)      $ 2.12
                                  =======  ======       =======      ======

Dividends per share.............  $0.545   $0.545       $1.635       $1.635
Average shares outstanding
  (thousands)................... 427,421  424,065      425,184      423,937


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,       December 31,
(Dollars in millions)                             1995                1994
---------------------------------------------------------------------------
ASSETS:                                         (Unaudited)

Cash and cash equivalents...................      $    72          $   135
Accounts receivable -(net of allowances for
  uncollectibles of $137 and $134 in 1995 and
  1994, respectively).......................        1,516            1,557
Prepaid expenses and other current assets...        1,079            1,206
                                                  -------          -------
Total current assets........................        2,667            2,898
                                                  -------          -------
Property, plant, and equipment - at cost....       26,913           26,565
  Less:  accumulated depreciation...........      (15,785)         (10,451)
                                                  -------          -------
Property, plant, and equipment - net........       11,128           16,114
                                                  -------          -------
Deferred charges and other noncurrent assets        1,806            1,127
                                                  -------          -------
TOTAL ASSETS................................      $15,601          $20,139
                                                  =======          =======
LIABILITIES AND SHAREOWNERS' EQUITY:

Accounts payable and accrued liabilities....      $ 1,833          $ 1,907
Debt maturing within one year...............          881              246
Other current liabilities...................        1,178            1,330
                                                  -------          -------
Total current liabilities...................        3,892            3,483
                                                  -------          -------
Long-term obligations.......................        5,232            4,897
                                                  -------          -------
Deferred income taxes.......................            -            1,673
                                                  -------          -------
Other noncurrent liabilities and
  deferred credits..........................        4,304            4,853
                                                  -------          -------
Commitments and contingencies (Note D)......

Total shareowners' equity...................        2,173            5,233
                                                  -------          -------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...      $15,601          $20,139
                                                  =======          =======

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                                 (Unaudited)

                                                     For the 9 Months Ended
                                                           September 30,
                                                     ----------------------
(Dollars in millions)                                      1995      1994
---------------------------------------------------------------------------
COMMON STOCK
  Balance at beginning of period......................   $   43    $   43
                                                         ------    ------
  Balance at end of period............................       43        43
                                                         ------    ------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period......................    3,493     6,372
  Spin-off stock distribution (Note B)................        -    (2,901)
  Issuance of shares..................................        -        22
  Acquisition of wireless cable company (Note E)......       (9)        -
  Other changes.......................................       10        (4)
                                                         ------    ------
  Balance at end of period............................    3,494     3,489
                                                         ------    ------
REINVESTED EARNINGS
  Balance at beginning of period......................    2,257     2,040
  Net income (loss)...................................   (2,543)      897
  Dividends declared..................................     (696)     (693)
  Other changes.......................................        2       (12)
                                                         ------    ------
  Balance at end of period............................     (980)    2,232
                                                         ------    ------
TREASURY STOCK
  Balance at beginning of period......................     (254)     (283)
  Issuance of shares..................................        -        29
  Acquisition of wireless cable company (Note E)......      126         -
                                                         ------    ------
  Balance at end of period............................     (128)     (254)
                                                         ------    ------
DEFERRED COMPENSATION - LESOP TRUST
  Balance at beginning of period......................     (306)     (386)
  Cost of trust shares allocated to employee accounts.       50        56
                                                         ------    ------
  Balance at end of period............................     (256)     (330)
                                                         ------    ------
TOTAL SHAREOWNERS' EQUITY ............................   $2,173    $5,180
                                                         ======    ======


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     For the 9 Months Ended
                                                           September 30,
                                                     ----------------------
(Dollars in millions)                                       1995     1994
---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES:
Net income (loss).................................       $(2,543)  $  897
Adjustments to net income (loss):
  (Income)from spun-off operations (Note B).......             -      (23)
  Extraordinary item (Note C).....................         3,360        -
  Depreciation and amortization...................         1,405    1,334
  Deferred income taxes...........................            50       (3)
  Changes in operating assets and liabilities:
    Accounts receivable...........................            43      (12)
    Prepaid expenses and other current assets.....           (46)      17
    Deferred charges and other noncurrent assets..           135        2
    Accounts payable and accrued liabilities......             4      104
    Other current liabilities.....................            23       (4)
    Noncurrent liabilities and deferred credits...          (438)     (66)
  Other adjustments, net..........................           (11)     (84)
                                                          ------   ------
Cash from continuing operations...................         1,982    2,162
Cash from spun-off operations.....................             -       18
                                                          ------   ------
Cash from operating activities....................         1,982    2,180
                                                          ------   ------
CASH FROM (USED FOR) INVESTING ACTIVITIES:
Additions to property, plant, and equipment.......        (1,308)  (1,060)
Investment in PCS licenses........................          (656)       -
Other investing activities, net...................           (13)      27
                                                          ------   ------
Cash used by continuing operations................        (1,977)  (1,033)
Cash used by spun-off operations..................             -     (332)
                                                          ------   ------
Cash used for investing activities ...............        (1,977)  (1,365)
                                                          ------   ------

                          (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                                     For the 9 Months Ended
                                                           September 30,
                                                     ----------------------
(Dollars in millions)                                      1995      1994
---------------------------------------------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of common and treasury shares..       67       124
Proceeds from issuance of long-term debt..............        -        10
Retirements of long-term debt.........................     (261)       (1)
Dividends paid........................................     (693)     (676)
Increase (Decrease) in short-term borrowings, net.....      821      (588)
Other financing activities, net.......................       (2)      (16)
                                                          -----     -----
Cash used by continuing operations....................      (68)   (1,147)
Cash from spun-off operations.........................        -        39
                                                          -----     -----
Cash used for financing activities....................      (68)   (1,108)
                                                          -----     -----
Net cash used for all activities......................      (63)     (293)
Less spun-off operations..............................        -      (275)
                                                          -----     -----
Decrease in cash and cash equivalents.................      (63)      (18)
Cash and cash equivalents at January 1................      135        69
                                                          -----     -----
Cash and cash equivalents at September 30.............    $  72     $  51
                                                          =====     =====
Cash payments for:
  Interest............................................    $ 382     $ 371
  Income taxes........................................    $ 359     $ 527
----------------------------------------------------------------------------

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   BASIS OF PRESENTATION

     The Condensed Consolidated Financial Statements include the accounts of Pacific Telesis Group (the "Corporation") and its wholly and majority owned subsidiaries. The Corporation includes a holding company, Pacific Telesis; its telephone subsidiaries: Pacific Bell (and its subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, and Pacific Bell Internet Services) and Nevada Bell (the "Telephone Companies"); and several other units.

     The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with both the Corporation's 1994 annual report on Form 10-K and its 1995 Proxy Statement that includes the audited 1994 financial statements. Effective third quarter 1995, the Corporation's Pacific Bell subsidiary discontinued accounting under Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." The Corporation's Nevada Bell subsidiary continues to apply SFAS 71 accounting. (See Note C - "Discontinuance of Regulatory Accounting - SFAS 71" on page 9.)

     In management's opinion, the Condensed Consolidated Financial Statements include all adjustments (consisting of only normal recurring adjustments, except for the extraordinary charge of $3.4 billion associated with the discontinuance of SFAS 71 at Pacific Bell as stated in Note C on page 9) necessary to present fairly the financial position and results of operations for each interim period shown. The Condensed Consolidated
     Financial Statements have been reviewed by Coopers & Lybrand L.L.P., independent accountants. Their report is on page 1.

     The Corporation's previous interest in the operating results of wireless operations which were spun off effective April 1, 1994, is reported separately as "spun-off operations." (See Note B - "Spun-off Operations" following.) These operations are excluded from the prior year amounts reported for the Corporation's revenues and expenses which reflect "continuing operations." The Corporation's prior year statement of cash flows has been reclassified to include separately the cash flows of spun-off operations to conform to the current presentation. Amounts presented for spun-off operations have been prepared solely for the purpose of reporting Pacific Telesis Group results.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. BASIS OF PRESENTATION (CONTINUED)

     Intangible Assets and Capitalized Interest

     Included in deferred charges and other noncurrent assets is $696 million representing the amounts paid for two Personal Communications Services ("PCS") licenses recorded at cost. Interest related to these licenses is capitalized as part of their cost. In addition, costs to relocate incumbent microwave users will be capitalized as part of the license acquisition cost. These costs will be amortized over 40 years once the PCS system is in service. Management anticipates a widespread offering of PCS services in early 1997.

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

C. DISCONTINUANCE OF REGULATORY ACCOUNTING - SFAS 71

     Effective third quarter 1995, the Corporation's Pacific Bell subsidiary discontinued its application of SFAS 71 in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71." As a result, the Corporation recorded a non-cash, extraordinary charge of $3.4 billion, or $7.86 per share, during third quarter which is net of a deferred income tax benefit of $2.4 billion. The charge includes a write-down of net telephone plant and the elimination of net regulatory assets as summarized in the following table.

     ($ millions)                                Pre-Tax     After-Tax
     ------------------------------------------------------------------------
        Increase in telephone plant and equipment
          accumulated depreciation............... $4,819        $2,714
        Elimination of net regulatory assets.....    962           646
                                                  ------        ------
       Total....................................  $5,781        $3,360
     ========================================================================

     The Telephone Companies have historically accounted for the economic effects of regulation in accordance with the provisions of SFAS 71. Under SFAS 71, the Telephone Companies have depreciated telephone plant using lives prescribed by regulators and, as a result of actions of regulators, have deferred recognizing certain costs or have recognized certain liabilities (referred to as "regulatory assets" and "regulatory liabilities").

     Effective third quarter 1995, management determined that, for external financial reporting purposes, it is no longer appropriate for Pacific Bell to use the special SFAS 71 accounting rules for entities subject to traditional regulation. Management's decision to change to the general accounting rules used by competitive enterprises was based upon an assessment of the emerging competitive environment in California. Pacific Bell's prices for its products and services are being driven increasingly by market forces instead of regulation.

     The $4.8 billion increase in Pacific Bell's accumulated depreciation for its telephone plant reflects the adoption of new, shorter depreciation lives. The estimated useful lives historically prescribed by regulators did not keep up with the rapid pace of technology. Pacific Bell's previous and new asset lives are compared in the following table.


     Asset Lives (in years)
     --------------------------------------------------------------------
                                                             Old      New
                                                             ---      ---
     Copper.............................................   19-26       14
     Digital Switches...................................    16.5       10
     Digital Circuits...................................9.6-11.5        8
     Fiber..............................................   28-30       20
     Conduit............................................      59       50
  =======================================================================

     The discontinuance of SFAS 71 for external financial reporting purposes also required the elimination of Pacific Bell's net regulatory assets, which totaled $962 million. Regulators sometimes include costs in allowable costs for ratemaking purposes in a period other than the period in which those costs would be charged to expense under general accounting rules. The accounting for these timing differences created regulatory assets and regulatory liabilities on Pacific Bell's balance sheet. Details of Pacific Bell's net regulatory assets which have been eliminated are displayed in the following table.

     ($ millions)
     ------------------------------------------------------------------------
     Regulatory assets (liabilities) due to:
        Deferred pension costs*..................   $460
        Unamortized debt redemption costs**......    337
        Deferred compensated absence costs*......    206
        Unamortized purchases of property, plant,
           and equipment under $500.............      82
        Deferred income taxes***.................   (159)
        Other....................................     36
                                                    ----
       Total....................................    $962
     ========================================================================
       *      Previously included  primarily in  "deferred  charges and  other noncurrent assets" in the Corporation's balance sheets.
       **     Previously included in "long-term obligations."
       ***    Previously  included in "other  current liabilities"  and "other noncurrent liabilities and deferred credits."

     The $460 million regulatory asset for deferred pension costs reflected an order by the California Public Utilities Commission ("CPUC") requiring Pacific Bell to use the "aggregate cost method" for regulatory accounting purposes for its intrastate operations. This regulatory asset represented differences between Pacific Bell's intrastate pension costs calculated using this actuarial method, subject to Internal Revenue Service and other limitations, and costs determined under the provisions of SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

     Previously, when debt was refinanced before maturity, Pacific Bell had amortized to expense any difference between net book value and redemption price evenly over the term of the replacing issue in accordance with the ratemaking treatment of such costs by regulators. The above unamortized debt redemption costs of $337 million represented costs deferred in accordance with the previous ratemaking treatment. The elimination of the $337 million unamortized debt redemption costs balance for external reporting purposes has resulted in a corresponding increase in the Corporation's reported amount of long-term obligations.

     In prior years, the CPUC and the Federal Communications Commission ("FCC") changed the required accounting for the costs of compensated absences, such as vacation days, from a cash basis to an accrual basis. A transition liability for earned but unused compensated absence days was being amortized to expense over periods prescribed by each regulator. However, the CPUC had required Pacific Bell to recognize certain compensated absence costs on a cash basis for ratemaking. The above regulatory asset of $206 million for compensated absences reflected those costs which were deferred in accordance with this ratemaking treatment.

     In 1989 and 1990, respectively, the FCC and the CPUC increased the threshold for directly expensing purchases of property, plant, and equipment from $200 to $500. Purchases of less than $500 which were previously capitalized were being amortized to expense over periods prescribed by regulators.

     Specific provisions of SFAS No. 109, "Accounting for Income Taxes," requires regulated companies to record a regulatory asset or a regulatory liability when recognizing deferred income taxes if it is probable that these deferred taxes would be reflected in future rates. The net regulatory liability for deferred income taxes reflected this regulatory treatment.

     Due to  its discontinued  application of  SFAS 71,  Pacific Bell will  no longer account for the economic effects of regulation for external financial reporting purposes. Pacific Bell's reported depreciation expense will be based on estimated economic asset lives. Pension costs for both intrastate and interstate operations will be determined under SFAS No. 87 and SFAS No. 88. Capitalized interest cost will be reported as a cost of telephone plant and equipment and a reduction in interest expense, as required by SFAS No. 34, "Capitalization of Interest Cost." Prior to the discontinuance of SFAS 71, Pacific Bell recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item of miscellaneous income. Pacific Bell's accounting and reporting for regulatory purposes are not affected by the discontinued application of SFAS 71 for external financial reporting purposes.

D.   COMMITMENTS AND CONTINGENCIES

     Broadband Network

     In December 1994, Pacific Bell contracted for the purchase of up to $2 billion of broadband network facilities which will incorporate emerging technologies. Pacific Bell is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria.

     Revenues Subject to Refund

     In 1992, the CPUC issued a decision adopting, with modification, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted Pacific Bell $100 million in each of the years 1995 and 1994 for partial recovery of higher costs under SFAS No. 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund.

     Beginning August 1, 1995, approximately $25 million annually of 1993-94 postretirement benefits costs are being recovered subject to potential refund in the interstate jurisdiction. The FCC is examining the appropriateness of this cost recovery in a new proceeding. Management believes postretirement benefits costs are appropriately recoverable in Pacific Bell's price cap filings, but is unable to predict the outcome of the CPUC's or FCC's proceedings.

     Purchase Options

     In June 1990, Prime Cable of Chicago, Inc. ("Prime Cable"), acquired certain Chicago cable television properties from Group W. The Corporation, through its PTCB subsidiary, holds options to purchase a 75 percent interest in Prime Cable. TC Cable, Inc. ("TC Cable") now holds this interest. PacTel Capital Funding, a wholly owned subsidiary of the Corporation, has guaranteed bank financing used by TC Cable and its parent corporation to acquire this interest. The guarantees cover initial loan amounts of $60 million as well as interest accruing on the loans which will be added to the outstanding loan balances up to an aggregate of $136 million. In management's opinion, the likelihood that the Corporation will be required to pay principal or interest on this debt under these guarantees is remote.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

E.   ACQUISITIONS

     In July 1995, the Corporation acquired 100 percent of the stock of Cross Country Wireless Inc. ("CCW") to provide wireless cable service in southern California. The Corporation now has existing wireless cable operations with over 40,000 video customers in Riverside, California and holds licenses and rights to provide wireless video services in Los Angeles, Orange County, and San Diego. The transaction involved the exchange of approximately $120 million of Pacific Telesis Group treasury stock, or about 4.4 million shares, for the outstanding stock of CCW. The Corporation also assumed approximately $55 million of CCW debt that was retired during the third quarter of 1995. By the end of 1996, the Corporation plans to offer more than 100 channels of digital programming in the Los Angeles, Orange County, and San Diego areas which can deliver high quality digital picture with CD-quality sound to approximately five million households. The actual number of subscribers cannot be predicted at this time.

F.   SUBSEQUENT EVENT

     On October 17, 1995, Pacific Telesis Financing I, II and III (the "Trusts") were established as Delaware statutory business trusts. All of the common securities of the Trusts will be directly or indirectly owned by the Corporation. In October 1995, the Corporation and the Trusts filed a shelf registration with the SEC to sell up to $1 billion of the Trusts' preferred securities to the public. The Trusts' preferred securities are subject to a guarantee from the Corporation as described in the registration statement. Each Trust was formed for the exclusive purpose of issuing preferred and common securities representing undivided beneficial interests in the Trusts and investing the proceeds from the sale of the preferred securities in unsecured subordinated debt securities of the Corporation. The registration statement has not yet been declared effective by the SEC. Such offerings will be made only by means of a prospectus and the proceeds will be used for general corporate purposes.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 RESULTS OF OPERATIONS

 The following discussions and data compare the results of operations of Pacific Telesis Group (the "Corporation") for the three- and nine-month periods ended September 30, 1995 to the same periods in 1994. The Corporation's previous interests in the operating results of wireless operations which were spun off to shareowners on April 1, 1994 are classified separately as "spun-off operations" in the accompanying financial statements. (See Note A - "Basis of Presentation" on page 8.) The spun-off operations are excluded from the reported amounts of the Corporation's revenues and expenses. The Corporation's "continuing operations" include Pacific Bell and Nevada Bell (the "Telephone Companies"), along with several other units. Results for the first nine months of 1995 may not be indicative of results for the full year.

 A summary of selected operating data is shown below:

                               For the 3  Months Ended  For the 9 Months Ended

                                    September 30,           September 30,
                               ----------------------  ----------------------
                                                  %                      %
 Selected Operating Data*        1995   1994  Change    1995   1994  Change
 ----------------------------------------------------------------------------
 Return on shareowners'
   equity (%)................. -246.3   24.1      -    -64.5   22.7      -
 Operating ratio (%)..........   76.7   74.1      -     77.3   75.3      -
 Revenues per average employee
   ($ thousands)..............     45     44     2.3     133    128     3.9
 Total employees
   at September 30.............49,976 53,162    -6.0       -      -      -
 Telephone Companies employees per
   ten thousand access lines
   at September 30**..........   29.8   32.8    -9.1       -      -      -
 ----------------------------------------------------------------------------
  * continuing operations
 **  excludes  Pacific  Bell  Directory  and   Pacific  Bell  Mobile  Services
 employees

 Earnings
 --------
 The Corporation reported losses for the three- and nine-months ended September 30, 1995 of $3,085 and $2,543 million, respectively, or losses per share of $7.22 and $5.98, respectively. The reported losses reflect a non-cash, extraordinary charge to net income during third quarter of $3.4 billion, after taxes, or $7.86 per share. The charge results from the discontinued application by the Corporation's Pacific Bell subsidiary of special accounting rules for entities subject to traditional regulation and its change to the general accounting rules used by competitive enterprises. As a result of this extraordinary charge, the Corporation expects to record a net loss for the year. (See "Extraordinary Item" on page 23.)

 Earnings for the first nine months of 1995 decreased $3.4 billion in comparison to the same period last year reflecting this year's one-time, extraordinary third quarter charge. Revenue shortfalls also contributed to the decline in earnings. Demand growth as a result of the January 1995 intra-service area toll ("local toll") price reductions fell far short of the level anticipated by the California Public Utilities Commission ("CPUC"). As a result, the revenue neutrality intended by the CPUC's price rebalancing order was not achieved. Price cap revenue reductions ordered by the CPUC and the Federal Communications Commission ("FCC") further reduced earnings. Additional pressure on earnings resulted from incremental labor expense associated with the severe storms in early 1995. Last year's results included a one-time after-tax charge of about $29 million for a CPUC refund order. Management believes 1995 earnings without one-time charges could be about ten percent less than 1994 due primarily to the revenue rebalancing shortfall. (See "Revenue Rebalancing Shortfall Filing" on page 31.)

 Volume Indicators
 ------------------
                            For the 3 Months Ended   For the 9 Months Ended
                                 September 30,            September 30,
                            ----------------------   -----------------------
                                                %                        %
 Volume Indicators            1995    1994  Change    1995   1994    Change
 ---------------------------------------------------------------------------
 Customer switched access
   lines in service at
   September 30 (thousands). 15,640  15,223    2.7       -       -        -
 Carrier access minutes-
   of-use (millions)........ 15,037  13,554   10.9  44,083  39,968     10.3
   Interstate...............  8,252   7,982    3.4  24,505  23,693      3.4
   Intrastate...............  6,785   5,572   21.8  19,578  16,275     20.3
 Toll messages (millions)...  1,243   1,137    9.3   3,639   3,355      8.5
 ---------------------------------------------------------------------------

 The total number of access lines in service grew to 15,640 thousand, an increase of 2.7 percent for the twelve months ended September 30, 1995. This is slightly below the 2.8 percent increase for the same period last year. The growth rate in business access lines was 4.4 percent this year, up from 4.1 percent last year. The growth in business access lines reflects increased employment levels in California. Pacific Bell's business Centrex lines grew 12.1 percent during the same period as businesses continued to link multiple locations and improve disaster preparedness. The number of ISDN lines in service for the Telephone Companies grew to 43,195, an increase of 125.4 percent for the twelve months ended September 30, 1995, as customers demanded faster data transmission and Internet access. The residential access line growth rate declined to 1.8 percent for the twelve months ended September 30, 1995, from 2.0 percent last year. Last year's figure included the results of a second line sales promotion. The lower residential growth rate compared to the business growth rate reflects weak residential construction in California.

 Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Telephone Companies' local networks. Total access minutes-of-use for the nine months ended September 30, 1995 increased by 10.3 percent over the same period last year. The increase in access minutes-of-use was primarily attributable to economic growth and the effect of toll services competition. In California, the official introduction of toll services competition in January 1995 had the effect of increasing intrastate access minutes-of-use. Pacific Bell provides access service to competitors who complete local toll calls over Pacific Bell's network.

 Toll messages are comprised of Message Telecommunications Service, Optional Calling Plans, WATS and terminating 800 messages. For the nine months ended September 30, 1995, toll messages increased by 8.5 percent compared to an increase of 4.6 percent for the corresponding period in 1994. The increase was driven primarily by economic growth as well as lower prices. In California on January 1, 1995, Pacific Bell lowered the price of its local toll services by an average of 40 percent. Pacific Bell also began offering new discount calling plans. Residential customers receive an automatic 15 percent off toll charges above five dollars per month while businesses receive an automatic 20 percent off toll charges over $15 per month. High volume customers can receive even larger discounts. Price decreases have stimulated demand slightly but the increase falls far short of levels included in the CPUC's order. (See also "Competitive Risk" on page 35.)


 Operating Revenues
 ------------------
                             For the 3 Months Ended    For the 9 Months Ended
                                  September 30,             September 30,
                             ----------------------    ----------------------
 ($ millions)                 1995   1994   Change     1995    1994  Change
 ----------------------------------------------------------------------------
 Total operating revenues.. $2,275 $2,329   -$54     $6,760  $6,879  -$119
                                           -2.3%                     -1.7%
 ----------------------------------------------------------------------------

 Revenues for the three- and nine-months ended September 30, 1995, were reduced from the same periods last year primarily because demand growth as a result of lower prices was lower than assumed in the CPUC-ordered price rebalancing. Revenues were also reduced because of price cap revenue reductions ordered by the CPUC under incentive-based regulation and the effects of toll services competition.

 Effective January 1, 1995, the CPUC allowed long-distance companies and others to officially compete with Pacific Bell in providing local toll services in California. That decision also rebalanced prices for most of Pacific Bell's regulated services so that Pacific Bell could remain competitive in the new environment. The CPUC intended this decision to be initially revenue neutral. Revenue reductions due to lower prices were intended to be offset by other price increases and by increased network usage generated by the lower prices. Although Pacific Bell observed some increased usage during the three- and nine-months ended September 30, 1995, calling volumes were far below levels forecasted by the CPUC and far below levels necessary to achieve revenue neutrality. (See "Revenue Rebalancing Shortfall Filing" on page 31.)

 The decreases in total operating revenues from price rebalancing and price cap orders for the three- and nine-months ended September 30, 1995, compared to 1994, were partially offset by $92 million and $237 million, respectively, in revenues from increased customer demand. The increase in customer demand resulted both from general economic growth and the effect of price rebalancing.

 The revenue decreases were also partially offset by a CPUC-ordered refund in the second quarter of 1994 related to past problems with Pacific Bell's payment processing system. Due to the 1994 refund, miscellaneous other service revenues for the nine-month period ending September 30, 1995, increased $27 million compared to last year. Factors affecting revenue changes are summarized in the following tables.

                Third Quarter 1995 versus Third Quarter 1994
               ----------------------------------------------
                                                                   Total
                                      Price                       change
                          Price       Cap               Customer    from
 ($ millions)           rebalancing   order     Misc.     demand    1994
 ----------------------------------------------------------------------------
 Local service.............  $ 87      -$31       $25       $ 7      $88
 Network access
   Interstate..............     3       -18        18        24       27
   Intrastate..............   -48        -3       -15        54      -12
 Toll service..............  -154       -12       -10       -11     -187
 Other service revenues....     4        -1         9        18       30
                            -----     -----     -----     -----    -----
 Total operating revenues.. -$108      -$65       $27       $92     -$54
 ============================================================================

                First 9 Months 1995 versus First 9 Months 1994
                ----------------------------------------------
                                                                   Total
                                      Price                       change
                          Price       Cap               Customer    from
 ($ millions)           rebalancing   order     Misc.     demand    1994
 -----------------------------------------------------------------------
 Local service.............  $289     -$ 93      $ 62      $ 24     $282
 Network access
   Interstate..............    16       -18        31        59       88
   Intrastate..............  -171       -12        13       161       -9
 Toll service..............  -454       -37       -23       -62     -576
 Other service revenues....    12        -1        30        55       96
                            -----     -----     -----     -----    -----
 Total operating revenues.. -$308     -$161      $113      $237    -$119
 =======================================================================

 The increases in revenues due to customer demand in the above tables reflect growth in key volume indicators. The increases in customer demand for local service revenues is the result of growth in access lines and custom calling services generated by the improved economy in California.

 Increases in interstate network access revenues due to customer demand reflect increased interexchange carrier access minutes-of-use, as well as increased access lines. Demand-related increases in intrastate network access revenues also result from growth in access minutes-of-use. At Pacific Bell, the official introduction of competition in the local toll market in January 1995 had the effect of increasing access usage revenues.

 The decreases in customer demand-related toll service revenues primarily results from competition (see "Competitive Risk" on page 35). In addition, Pacific Bell has lost and continues to lose WATS and 800 service business to interexchange carriers who have the competitive advantage of being able to offer these services both within and between service areas. Partially offsetting these reductions for the three- and nine-month periods were increased usage revenues resulting from general economic growth.

 Demand-related increases in other service revenues reflect the continuing success of the Telephone Companies' voice mail products and directory operations.

Operating Expenses
------------------
                          For the 3 Months Ended   For the 9 Months Ended
                                September 30,            September 30,
                          ----------------------    ---------------------
($ millions)                 1995    1994  Change     1995    1994 Change
-------------------------------------------------------------------------
Total operating expenses.. $1,745  $1,726    $19    $5,222  $5,181   $41
                                            1.1%                    0.8%
-------------------------------------------------------------------------

Total operating expenses for the three- and nine-months ended September 30, 1995, increased when compared with 1994 reflecting increased depreciation expense, costs resulting from severe storm damage in early 1995, and increased customer education and software expenses. These expenses were partially offset by the Corporation's continuing cost reduction efforts and reduced settlements expense as displayed in the tables below.

           Third Quarter 1995 versus Third Quarter 1994
           ---------------------------------------------
                          Pacific Bell Expenses
                         (excluding subsidiaries)
                       ---------------------------------              Total
                                                               Other Change
                        Salaries  Employee Settle-               PTG   From
($ millions)             & Wages  Benefits   ments   Misc.  Entities   1994
---------------------------------------------------------------------------
Cost of products &
  services...............   -$22      -$13    -$23    -$ 9       $ 6   -$61
Customer operations &
  selling expenses.......     -6         -       -      34        -3     25
General, admin. & other
  expenses...............     -8        11       -     -17        48     34
Property & misc. taxes...      -         -       -       1        -1      -
Depreciation &
  amortization...........      -         -       -      17         4     21
                           -----     -----   -----   -----     -----  -----
Total operating expenses.   -$36      -$ 2    -$23     $26       $54   $ 19
===========================================================================

          First 9 Months 1995 versus First 9 Months 1994
          ----------------------------------------------
                          Pacific Bell Expenses
                         (excluding subsidiaries)
                       ---------------------------------              Total
                                                               Other Change
                        Salaries  Employee Settle-               PTG   From
($ millions)             & Wages  Benefits   ments   Misc.  Entities   1994
---------------------------------------------------------------------------
Cost of products &
  services...............   -$ 4      -$20    -$58    -$14       $10   -$86
Customer operations &
  selling expenses.......     -7       -13       -      29         7     16
General, admin. & other
  expenses...............    -24        14       -     -12        56     34
Property & misc. taxes...      -         -       -       6         -      6
Depreciation &
  amortization...........      -         -       -      66         5     71
                           -----     -----   -----   -----     -----  -----
Total operating expenses.   -$35      -$19    -$58     $75       $78    $41
===========================================================================

Pacific Bell's salary and wage expense for the three- and nine-month periods ending September 30, 1995, decreased compared to the same periods in 1994 primarily due to force reduction. Force reduction savings were partially offset by higher overtime expense for storm and flood repairs in the first half of 1995. Pacific Bell's lower employee benefits expense for the three- and nine-month periods in 1995 compared to 1994 was primarily due to the
Corporation's ongoing health care cost-reduction efforts. Certain nonrecurring adjustments in the third quarter of 1994 partially offset these decreases.

Pacific Bell's settlements expense for the three- and nine-month periods in 1995 compared to 1994 decreased primarily due to the CPUC-ordered price rebalancing which eliminated reimbursements to certain other local exchange carriers for calls terminating in their territories.

Pacific Bell's miscellaneous customer operations and selling expenses for the three- and nine-month periods in 1995 compared to 1994 increased primarily due to customer education expenses in the third quarter of 1995.

Pacific Bell's depreciation expense increased for the three- and nine-month periods in 1995 compared to 1994 primarily due to higher depreciation rates ordered by the CPUC effective January 1, 1995, and higher telephone plant balances.

The Corporation's other entities' general and administrative expense increased for the three- and nine-month periods in 1995 compared to 1994 primarily due to increased software expense in the third quarter of 1995.

Interest Expense
----------------
                            For the 3 Months Ended    For the 9 Months Ended
                                 September 30,             September 30,
                            ----------------------    ----------------------
($ millions)                  1995   1994   Change     1995    1994  Change
---------------------------------------------------------------------------
Interest expense..........    $117   $107      $10     $350    $336     $14
                                              9.3%                     4.2%
---------------------------------------------------------------------------

Interest expense increased for the three- and nine-month periods in 1995 compared to 1994 primarily due to interest adjustments on capital leases and the discontinuance of the amortization of gains on certain investments. These increases were partially offset by interest expense associated with the retirement of medium term notes in 1995 and last year's interest expense associated with a CPUC refund order.

Miscellaneous Income
--------------------
                            For the 3 Months Ended    For the 9 Months Ended
                                 September 30,             September 30,
                            ----------------------    ----------------------
($ millions)                  1995   1994   Change     1995    1994  Change
----------------------------------------------------------------------------
Miscellaneous Income.....      $21    $12       $9      $65     $36     $29
                                             75.0%                    80.6%
----------------------------------------------------------------------------

Miscellaneous income increased for the three-month period in 1995 compared to 1994 primarily due to a change in the FCC calculation of "Allowance for Funds Used During Construction" and unrealized gains on trust assets under an executive compensation deferral plan. These unrealized gains will fluctuate throughout the year and may be offset by unrealized losses depending on market conditions. The increase for the nine-month period in 1995 compared to 1994 included interest income of $25 million from a tax refund received in first quarter 1995 related to prior years. These increases were partially offset by the Corporation's equity losses of its joint ventures.

Income Taxes
------------
                            For the 3 Months Ended    For the 9 Months Ended
                                 September 30,             September 30,
                            ----------------------    ----------------------
($ millions)                  1995   1994   Change     1995    1994  Change
----------------------------------------------------------------------------
Income Taxes.............     $159   $194     -$35     $436    $524    -$88
                                            -18.0%                   -16.8%
-----------------------------------------------------------------------------

The decrease in income tax expense for the three- and nine-month periods in 1995 compared to 1994 was primarily due to lower pre-tax income and a tax refund received in first quarter 1995.

Extraordinary Item
------------------

The Telephone Companies historically have accounted for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." Under SFAS 71, the Telephone Companies have depreciated telephone plant using lives prescribed by regulators and, as a result of other actions of regulators, have deferred recognizing certain costs or have recognized certain liabilities (referred to as "regulatory assets" and "regulatory liabilities").

Effective third quarter 1995, management determined that, for external financial reporting purposes, it is no longer appropriate for Pacific Bell to continue to use the special SFAS 71 accounting rules for entities subject to traditional regulation. Management's decision to change to the general accounting rules used by competitive enterprises was based upon an assessment of the emerging competitive environment in California. Pacific Bell's prices for its products and services are being driven increasingly by market forces instead of regulation.

The discontinued application of SFAS 71 required Pacific Bell, for external financial reporting purposes, to write down the carrying amount of its telephone plant and to eliminate its regulatory assets and liabilities. As a result, the Corporation recorded in third quarter 1995 a non-cash, extraordinary charge of $3.4 billion, or $7.86 per share, which is net of a deferred income tax benefit of $2.4 billion. The telephone plant write-down portion of the charge reflects a pre-tax increase in Pacific Bell's accumulated depreciation of approximately $4.8 billion to recognize shorter estimated lives in a competitive market. The extraordinary charge also includes a pre-tax adjustment of $962 million to eliminate Pacific Bell's regulatory assets and liabilities. The discontinuance of SFAS 71 for Pacific Bell was made in accordance with Statement of Financial Accounting Standards No. 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71." The Corporation's Nevada Bell subsidiary continues to apply SFAS 71 accounting. If Nevada Bell were to discontinue SFAS 71, the financial impact would not have a material effect on the Corporation's earnings. (See also Note C - "Discontinuation of Regulatory Accounting - SFAS 71" on page 9.)

In future years, the discontinuance of SFAS 71 by Pacific Bell is not expected to materially affect the Corporation's depreciation expense, net income or cash flow. This action will not affect Pacific Bell's planned network investments. The discontinuance of SFAS 71 by Pacific Bell is a change for external financial reporting purposes only and has no effect on its customers.

Status of Reserves
------------------

As previously reported, Pacific Bell established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. After new hires, net force loss for Pacific Bell (excluding subsidiaries) was approximately 1,700 for the first nine months of 1995. A total of $215 million was charged to the reserve in the first nine months of 1995 primarily for reengineering projects. As of September 30, 1995, a balance of $619 million remained in the restructuring reserve.

Pacific Bell continues to refine its reengineering and force reduction plans in order to maximize cost savings. Management expects fourth quarter 1995 charges to the reserve to exceed the $108 million charged in the third quarter. Actual charges to the reserve in 1995 are not expected to differ materially from the previous estimate of $386 million.

During the second quarter of 1995, Pacific Bell announced that it will further consolidate its network operations centers to two by first quarter 1996, rather than four centers as previously announced. This move is expected to result in investment savings of $20 million during 1995 without affecting customer service.

In December 1994, the Corporation's real estate subsidiary sold substantially all of its assets for approximately $160 million which included $43 million in notes secured by four of the properties. In March and April of 1995, defaults on the secured notes resulted in the return of the four properties to the Corporation. The Corporation is in the process of selling the returned properties. Management believes the $46 million reserve balance at September 30, 1995 is adequate to cover potential losses on the disposal of the remaining assets.


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

Short-term borrowings are available under a commercial paper program and through uncommitted unused lines of credit. These lines of credit are subject to continued review by the lending banks. At September 30, 1995, the unused lines of credit available totaled approximately $2.6 billion.

For longer term borrowings, Pacific Bell has remaining authority from the CPUC to issue up to $1.25 billion of long- and intermediate-term debt. The proceeds may be used to redeem maturing debt and to refinance other debt issues. Pacific Bell has remaining authority from the Securities and Exchange Commission ("SEC") to issue up to $650 million of long- and intermediate-term debt through a shelf registration filed in April 1993. In addition, the Corporation's PacTel Capital Resources ("PTCR") subsidiary may issue up to $192 million of medium-term notes through a shelf registration on file with the SEC.

In October 1995, the Corporation and Pacific Telesis Financing I, II and III (the "Trusts"), each Trust a Delaware statutory business trust, filed a shelf registration with the SEC to sell up to $1 billion of the Trusts' preferred securities to the public. The Trusts' preferred securities are subject to a guarantee from the Corporation as described in the registration statement. (See Note F - "Subsequent Event" on page 14.) Each Trust was formed for the exclusive purpose of issuing preferred and common securities representing undivided beneficial interests in the Trusts and investing the proceeds from the sale of the preferred securities in unsecured subordinated debt securities of the Corporation. The registration statement has not yet been declared effective by the SEC. Such offerings will be made only by means of a prospectus and the proceeds will be used for general corporate purposes. In November 1995, Standard & Poor's Corporation ("S&P") and Moody's Investors Services, Inc. ("Moody's") assigned preliminary ratings of Single-A ("A") and
(P) "al", respectively to the preferred securities.

In October 1995, the Corporation and the Los Angeles Times announced that the two companies will discontinue their equally owned joint venture, ESS Ventures. The joint venture was created to explore and offer electronic shopping services. The Corporation and the Los Angeles Times have decided to independently develop their own services. The financial impact of the discontinuance of ESS Ventures will not have a material effect on the Corporation's earnings.

In  July  1995,  the  Corporation  acquired  100  percent  of  the  stock   of
Cross Country Wireless ("CCW") to provide wireless cable service in Southern California. The Corporation now has existing wireless cable operations with over 40,000 video customers in Riverside, California and holds licenses and rights to provide wireless video services in Los Angeles, Orange County, and San Diego. The transaction involved the exchange of approximately $120 million of Pacific Telesis Group treasury stock, or about
4.4 million shares, for the outstanding stock of CCW. The Corporation also assumed approximately $55 million of CCW debt that was retired during the third quarter of 1995. By the end of 1996, the Corporation plans to offer more than 100 channels of digital programming in the Los Angeles, Orange County, and San Diego areas which can deliver high quality digital picture with CD-quality sound to approximately five million households. The actual number of subscribers cannot be predicted at this time. The Corporation continues to evaluate opportunities to expand its wireless video services offerings.

In September 1995, management announced a strategy whereby the Corporation will focus on wireless digital television in Southern California, where wireline video technology construction will slow, and accelerate construction of its advanced communication network in the San Francisco Bay Area. The plan will reduce capital needs by as much as $1 billion over the next five years.

In September 1995, TELE-TV, of which the Corporation is a one-third owner, announced it had selected Thomson Consumer Electronics as its wireless set-top box supplier. The contract will include building three million set-top boxes, valued at more than $1 billion over the course of three years.

In June 1995, the Corporation paid the remaining $557 million balance for the two licenses it had acquired to offer personal communications services ("PCS") in California and Nevada. The licenses totaled $696 million of which 20 percent had been paid by March 1995 including a $56 million deposit made in 1994. These payments were made from a combination of internally generated funds and external financing. The Corporation anticipates financing the build-out of the PCS network, including a five year, $300 million agreement with Ericsson for network equipment, from a combination of internally generated funds and external financing.

In May 1995, Duff and Phelps, Inc. lowered the rating of Pacific Bell's bonds from Double-A ("AA") to Double-A-Minus ("AA-"). At September 30, 1995, Pacific Bell had approximately $5 billion of long- and intermediate-term debt outstanding. The rating action reflected price cap revenue reductions, toll services competition, and proposed interim rules on local services competition. The rating action also reflected the expected financing requirements of the Corporation's broadband and PCS networks. In addition, Moody's has changed its outlook on the long-term debt of Pacific Bell to "negative" from "stable," citing concerns about risks associated with deployment of the broadband network and potential pressure on the financial profile and performance of Pacific Bell. Moody's also expressed concerns about the timetable for the introduction of competition for all telecommunications services in California and the risk that the rules governing the competitive environment will be unbalanced.

In August 1995, S&P removed bond and commercial paper ratings of the Corporation, PacTel Capital Resources, and Pacific Bell from "CreditWatch," where they were placed in May 1995 following the release by the CPUC of its proposed interim rules on local services competition. S&P stated that the long-term rating outlook for the above entities is negative.

Cash from continuing operations for operating activities decreased $180 million for the nine months ended September 30, 1995, compared to the same period in 1994. The decrease was primarily due to timing differences in the payment of accounts payable and other liabilities and the trend in lower revenues. The decrease in cash flow was partially offset by tax refunds of $152 million received in 1995.

Cash used by continuing operations for investing activities increased $944 million for the nine months ended September 30, 1995, compared to the same period in 1994. The increase was primarily due to payments of $656 million on the PCS licenses and the associated capitalized interest in 1995. In addition, the increase also reflects the Corporation's 1995 investments in the TELE-TV joint venture with Bell Atlantic and NYNEX and the recently disbanded LA Times joint venture. The Telephone Companies invested about $1.2 billion for their networks for the first nine months of 1995 and now expect to invest about $1.8 billion for the year excluding broadband costs.

Cash used by continuing operations for financing activities decreased $1,079 million for the nine months ended September 30, 1995, compared to the same period in 1994. The decrease primarily reflects reduced payments of short-term borrowings in 1995 and an increase in short-term borrowings of approximately $820 million. In 1994, the Corporation substantially repaid its balance of short-term borrowings during the first half of the year. These decreases were partially offset by the retirement, primarily by PTCR, of approximately $260 million of long-term debt in 1995.

Significant changes in certain balance sheet items occurred primarily due to the discontinuance of SFAS 71. (See NOTE C - "Discontinuance of Regulatory Accounting - SFAS 71" on page 9.) Accumulated depreciation on telephone plant increased due to the discontinuance of SFAS 71. A portion of the deferred income tax benefit associated with the SFAS 71 charge increased deferred charges and other noncurrent assets along with the reclassification of certain other deferred taxes. Deferred charges and other noncurrent assets also increased due to the Corporation's investment in PCS licenses (see Note A under "Intangible Assets and Capitalized Interest" on page 9). Offsetting these increases was the elimination of regulatory assets due to SFAS 71. Long-term obligations increased primarily due to the elimination of unamortized debt redemption costs associated with the discontinuance of SFAS 71. Shareowners' equity and the Corporation's deferred income taxes liability decreased due to the extraordinary charge associated with SFAS 71 net of related tax benefit.

The Corporation's debt ratio changed to 73.8 percent at September 30, 1995, from 49.6 percent at December 31, 1994, primarily due to the extraordinary charge, which decreased shareowners' equity, and increases in short-term borrowings of approximately $820 million in 1995. Pre-tax interest coverage was negative for the first nine months in 1995 compared to 5.2 times for the same period in 1994. This decrease was due primarily to the Corporation's reported loss in third quarter 1995.

For third quarter 1995, the Pacific Telesis Group Board of Directors maintained the Corporation's dividend at $0.545 per share.

LABOR AGREEMENT

On August 8, 1995, the Telephone Companies reached a tentative three-year agreement with the Communications Workers of America which represents about 33,000 employees. The agreement was ratified by the union membership in September 1995. The new agreement features a 10.5 percent wage increase over three years, a 14 percent pension increase, a $16 million training and retraining program, a new voluntary early retirement option, continued employment security and improved health benefits. Agreements were also reached with two other unions. Management estimates that the agreements will result in increased costs of approximately $550 million over three years. This estimate does not include savings which may result from future force reductions. In October 1995, the Corporation began offering the new voluntary early retirement option to certain non-management employees.


PENDING REGULATORY ISSUES

Telecommunications Legislation
------------------------------
In June 1995, the U.S. Senate approved a telecommunications bill which would ease certain restrictions imposed by the Communications Act of 1934, the 1982 Consent Decree and the 1984 Cable Act. Among the provisions, the bill would allow telephone companies and cable television companies to compete in each others' markets. In August 1995, similar legislation was passed by the House of Representatives. In October 1995, the bills went to conference to reconcile the differences. Management believes that the telecommunications reform legislation pending before Congress is a balanced plan that, after reconciliation and if enacted, would begin to offer consumers the benefits of real competition. The President of the U. S. has indicated that he may veto the legislation unless certain changes are made.

Calling Party Identification
----------------------------
In May 1995, the FCC established national rules affecting how telephone companies, including the Telephone Companies, may offer calling party identification services ("Caller ID"). Caller ID displays the telephone number of the calling party on a device that attaches to a customer's telephone unless it is blocked by the calling party. Caller ID is already available in most other states but has not been offered in California due to CPUC blocking requirements that make the service uneconomic to provide. The FCC ruling preempts certain of the CPUC's restrictions which made providing Caller ID uneconomic. In June 1995, the CPUC appealed the FCC's ruling to the U.S. Court of Appeals for the Ninth Circuit. The appeal is pending.

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

The Telephone Companies' 1995 annual access filings implementing the interim rules took effect August 1, 1995. As a result, the Telephone Companies' revenues were reduced by approximately $126 million through June 30, 1996. Of this amount, $72 million was reflected in the Corporation's 1994 financials. The Telephone Companies chose the 5.3 percent productivity factor that enables them to retain all of their earnings after July 1, 1995. The higher productivity factor was chosen because management believes that it will be more than offset by elimination of the sharing mechanism.

Video Dialtone Applications Approval
------------------------------------

In July 1995, the FCC approved Pacific Bell's applications for authority to offer video dialtone services in specific locations in four of its service areas. The approval allows Pacific Bell to begin installing the video-specific components of its advanced communications network. Construction of the video-specific elements of the network will give customers access to such interactive services as movies and television shows on demand, interactive news, tele-education, home shopping, video games, community information listings, high-speed Internet access and broadcast programming. Construction of the telephone portion of the network began in May 1994.

In September 1995, management announced it would concentrate deployment of the advanced communications network in the San Francisco Bay Area, one of Pacific Bell's most competitive markets. Management had previously planned to build an advanced communications network simultaneously in Southern California. The Corporation's acquisition of Cross Country Wireless Inc., a company with rights to deliver wireless digital television to more than five million homes, allows the Corporation to introduce services more rapidly in Southern California without the immediate deployment of wireline video technology.

Pacific Bell's approved video dialtone applications, filed in late December 1993, cover approximately 1.3 million homes throughout California. With this approval, Pacific Bell is on track to be the first company in the United States to offer a single full service network, supporting telephony, data, and video. Technology trials will be conducted during the second half of 1995 in the San Francisco Bay Area, with paying customers connected early next year. Interactive services will be offered to consumers beginning mid-1996.

Pacific Bell has selected the state-of-the-art hybrid fiber/coaxial cable architecture. The technology is cost effective to deploy and operate, and allows Pacific Bell to achieve significant operational savings. Furthermore, the architecture is flexible enough to meet customer needs today while network capacity can be expanded easily as demand grows.

There are still critical regulatory issues to resolve before Pacific Bell can deliver the full benefits of the "communications superhighway." The FCC must resolve the issue of whether programming affiliates of the video dialtone providers will be regulated under cable television rules. While a cable television system allows the owner sole discretion to determine programming, a video dialtone platform is a common carrier platform open to any programmer. Management believes that telephone companies providing video dialtone should be regulated solely as common carriers even if they provide some programming on the video dialtone platform.

CPUC Annual Price Cap Filing
----------------------------

In October 1995, Pacific Bell filed its annual, mandated price cap advice letter filing for 1996 with the CPUC. However, this year's filing was complicated by the fact that the CPUC has not adopted a productivity factor for Pacific Bell for 1996 for use in the price cap formula. As a result, and solely at the CPUC's request, Pacific Bell included in its price cap filing, "for illustrative purposes only", the revenue decrease that would result using the productivity factor of five percent that had been adopted for use in 1994 and 1995. The resulting "illustrative" revenue decrease from our price cap filing would be $63 million, consisting of an illustrative revenue reduction of $116 million due to the "inflation minus productivity" portion of the price cap formula and a proposed revenue increase of $53 million due to other partially offsetting items. The CPUC is currently examining whether to modify or eliminate the "inflation minus productivity" portion of the price cap formula and has indicated that it could reach a decision by the end of 1995. (See "CPUC Regulatory Framework Review" below.)

Uniform Systems of Account ("USOA") Turnaround Adjustment
---------------------------------------------------------

In May 1995, Pacific Bell filed an application with the CPUC to eliminate the USOA Turnaround Adjustment effective January 1, 1995. This Turnaround adjustment is a vestige of traditional rate-of-return regulation and has been in effect since 1988. Because of the adjustment, Pacific Bell's revenues have been reduced by approximately $23 million each year since 1988. These adjustments were intended to reflect annual revenue requirement reductions resulting from the CPUC's adoption of a capital-to-expense accounting change in 1988. The CPUC held evidentiary hearings in September 1995 addressing whether the USOA Turnaround adjustment should be eliminated. Pacific Bell has strongly recommended that this adjustment be discontinued effective January 1, 1995, which would result in a one-time revenue increase to Pacific Bell of $23 million for 1995. The CPUC's Division of Ratepayer Advocates has proposed that Pacific Bell be ordered to permanently reduce its revenues by $106 million effective January 1, 1996. AT&T Corp. has proposed that Pacific Bell should be ordered to reduce its revenues permanently by $112 million over the next ten years and reduce its revenues by an additional $43 million on January 1, 1996. Management is unable to predict the outcome of this matter.

Revenue Rebalancing Shortfall Filing
------------------------------------

In September 1995, Pacific Bell filed for $214 million of revenue increases. The request was to address the revenue shortfall as a result of the CPUC price rebalancing decision which was intended to be revenue neutral. Management cannot predict the outcome of this matter.

CPUC Regulatory Framework Review
--------------------------------
In June 1995, Pacific Bell filed an emergency petition with the CPUC requesting an expeditious review of its current regulatory framework. In July 1995, the CPUC granted Pacific Bell's request and announced the first phase of the review which is addressing three issues:

 1. Should the inflation minus productivity portion of the price cap formula be modified or eliminated?
 2. Should the price cap formula be applied to all of the services placed in the categories for non-competitive and partially competitive services or only to services placed in the category for non-competitive services?
 3. Should any modifications to the regulatory framework be ordered in stages, contingent on reviewing milestones?

Management believes that the inflation minus productivity factor portion of the price cap formula should be eliminated. As Pacific Bell operates under an increasingly competitive environment, competition itself replaces the need for formula based adjustments to rates. The CPUC has indicated that it wishes to conclude the first phase of its review by the end of 1995. Management cannot predict the future effect of the CPUC's review on revenues.

Depreciation Filing
-------------------

The CPUC evaluates and prescribes depreciation rates each year. In June 1995, Pacific Bell requested technical changes which would result in a $34 million decrease in annual depreciation expense. This request was not related to management's decision to discontinue accounting under SFAS 71 for external financial reporting purposes. In November 1995, the CPUC granted Pacific Bell's request with new depreciation rates to become effective January 1, 1996.

Local Services Competition
--------------------------

In July 1995, the CPUC issued initial rules opening the local exchange market to competition. Facilities-based competitive local carriers ("CLCs") are authorized to begin providing local phone service beginning January 1, 1996. Those companies leasing lines for resale will be able to offer phone service by March 1, 1996. No CLC may begin operating until all certification requirements are satisfied and the CPUC grants a certificate of public convenience and necessity. As of October 1995, 67 companies had filed with the CPUC for authority to offer local phone service in Pacific Bell's service areas.

The CPUC expects to resolve remaining issues and issue final rules for implementing full competition in all California telecommunications markets by January 1, 1997. The CPUC has been taking testimony and is holding
evidentiary  hearings   on  specific   unresolved  issues  related   to  local
competition. These issues include LEC pricing flexibility, resale terms and conditions including prices, points of network interconnection, prices for interim number portability and whether the rules provide the LECs with an opportunity to earn a fair rate of return.

In October 1995 Pacific Bell filed proposed guidelines for selling network services and capabilities to CLCs. The proposal outlines plans for wholesale pricing, universal service funding, joint marketing and other concerns which management believes must be addressed before local competition can be introduced next year. Pacific Bell has also filed testimony showing that the effect of the CPUC's initial local competition rules, taken together with possible unfavorable decisions on other pending regulatory issues, would deprive Pacific Bell of the opportunity to earn a fair rate of return. The CPUC denied Pacific Bell's Application for Rehearing of the initial rules.

Although management supports the expansion of local telephone competition, it is concerned that under the CPUC's initial rules competitors will be able to package and resell local phone service together with long-distance service, while Pacific Bell will still not be able to offer customers the same array of services. This would be a significant competitive disadvantage to Pacific Bell since it is prohibited by the 1982 Consent Decree from providing long-distance service between service areas.

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

The CPUC  has stated that  companies that want to  compete in the  local phone services market will have the opportunities as well as the obligations associated with universal service. Hearings have been held to seek public comment on universal service in California. Management believes that universal service issues should be resolved before resale competition is authorized. Resale competition is currently scheduled to begin March 1, 1996.

Revenues Subject to Refund
--------------------------

In 1992, the CPUC issued a decision adopting, with modification, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted Pacific Bell $100 million in each of the years 1995 and 1994 for partial recovery of higher costs under SFAS No. 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994 are subject to refund.

Beginning August 1, 1995, approximately $25 million annually of 1993-94 postretirement benefits costs are being recovered subject to potential refund in the interstate jurisdiction. The FCC is examining the appropriateness of this cost recovery in a new proceeding. Management believes postretirement benefits costs are appropriately recoverable in Pacific Bell's price cap filings, but is unable to predict the outcome of the CPUC's or FCC's proceedings.

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

Property Taxes
--------------

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including Pacific Bell, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in Pacific Bell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as $60 million plus interest should be returned to customers. Management believes that under the CPUC's regulatory framework, any property tax savings should only be treated as a component of the calculation of shareable earnings. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision.


DISPOSITION OF BELLCORE

In April 1995, Bellcore announced a decision by its owners to pursue the disposition of their interests in Bellcore. Bellcore is a leading provider of communications software and consulting services. It is owned by Pacific Bell and six of the telephone regional holding companies formed at the divestiture of AT&T Corp. in 1984. A final decision regarding the disposition of interests and the structure of such a transaction has yet to be determined. Any transaction will be subject to necessary approvals.


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

Effective January 1, 1995, the CPUC authorized toll services competition. Toll service revenues represented approximately 14 percent of Pacific Bell's total operating revenues for the first nine months of 1995. In May 1995, the CPUC issued a decision that requires Pacific Bell to permit Centrex customers who purchase certain optional routing features to route intra-service area calls to the toll carrier of their choice. Since the official introduction of competition in January 1995, management estimates that Pacific Bell lost about five to six percent of the total local toll services market to other providers by the end of third quarter 1995. Management estimates that, as a result of official competition and unofficial competitive losses in prior years, Pacific Bell currently serves less than 60 percent of the business toll market. Changes contemplated by the CPUC and the effects of pending legislation make it too early to predict when, or at what level, market share loss will stabilize.

The CPUC has also ordered Pacific Bell to offer expanded interconnection to competitive access providers. These competitors are allowed to carry the intrastate portion of long-distance and local toll calls between Pacific Bell's central offices and long-distance carriers. As a result of the CPUC order, competitors may choose to locate their transmission facilities within or near Pacific Bell's central offices. Intrastate access revenues subject to increased competition represent about five percent of Pacific Bell's total revenues.

In addition, the CPUC has issued initial rules to open the local exchange market to competition beginning January 1, 1996. (See "Local Services Competition" on page 32.) Local service revenues represented approximately 42 percent of Pacific Bell's total operating revenues for the first nine months of 1995. Local exchange competition will also affect network access revenues as CLCs provide access services.

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

   27  Article 5 FDS for 3rd Quarter 1995 Form 10-Q.


The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

   (b)   Reports on Form 8-K.
         --------------------

         Form 8-K, Date of Report September 7, 1995, was filed with the SEC, under Item 5, announcing the discontinuance of SFAS 71.

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


November 14, 1995

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

   27   Article 5 FDS for 3rd Quarter 1995 Form 10-Q.