Form 10-K405
period 1995-12-31
PACIFIC TELESIS GROUP
filed 1996-03-25
CIK 732716

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                            ----------------------
           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                            ----------------------
                  For The Fiscal Year Ended December 31, 1995
                                      or
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     (Title of Each Class)       (Name of Each Exchange on which Registered)
Common Stock, $.10 Par Value with           New York Stock Exchange
 Preferred Stock Purchase Rights             Pacific Stock Exchange
                                             Chicago Stock Exchange

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Based on the composite closing sales price on February 29, 1996, the aggregate market value of all voting stock held by nonaffiliates was $12,048,808,190.

At February 29, 1996, 428,434,672 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Pacific Telesis Group's 1996 Proxy Statement, including Pacific Telesis Group's 1995 Consolidated Financial Statements, are incorporated by reference in Parts I, II and III hereof.

                               TABLE OF CONTENTS

Item      Description                                                  Page
----      -----------                                                  ----

                                    PART I

1.        Business .....................................................  1

2.        Properties ................................................... 15

3.        Legal Proceedings ............................................ 15

4.        Submission of Matters to a Vote of Security Holders .......... 15

                                    PART II

5.        Market for Registrant's Common Equity and Related Stockholder
          Matters ...................................................... 16

6.        Selected Financial Data ...................................... 16

7.        Management's Discussion and Analysis of Financial Condition
          and Results of Operations .................................... 17

8.        Financial Statements and Supplementary Data .................. 17

9.        Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.....................................  17

                                   PART III

10.       Directors and Executive Officers of Registrant ............... 18

11.       Executive Compensation ....................................... 18

12.       Security Ownership of Certain Beneficial Owners
          and Management................................................ 18

13.       Certain Relationships and Related Transactions ............... 18

                                    PART IV

14.       Exhibits, Financial Statement Schedule and Reports
          on Form 8-K .................................................. 19

                                    PART I

Item 1.   Business.

Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements that involve potential risks and uncertainties. Pacific Telesis Group's (the "Corporation") actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the "Annual Financial Review" in the Corporation's 1996 Proxy Statement. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Corporation undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

Pacific Telesis Group was incorporated in 1983 under the laws of  the State of
Nevada  and  has  its  principal  executive  offices  at  130 Kearny   Street,
San Francisco, California 94108 (telephone number (415) 394-3000).

The Corporation is one of seven regional holding companies ("RHCs") formed in connection with the 1984 divestiture by AT&T Corp. ("AT&T") of its 22 wholly owned operating telephone companies ("BOCs") pursuant to a consent decree settling antitrust litigation (the "Consent Decree") approved by the United States District Court for the District of Columbia (the "Court").

The Corporation includes a holding company, Pacific Telesis; two BOCs, Pacific Bell and Nevada Bell (the "Telephone Companies"); and certain diversified subsidiaries, all described more fully below. The holding company provides financial, strategic planning, and general administrative functions on its own behalf and on behalf of its subsidiaries.

THE TELEPHONE COMPANIES AND THEIR SUBSIDIARIES

Nevada Bell and Pacific Bell and its wholly owned subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration, and others, provide a variety of communications and information services in California and Nevada. These services include: (1) dialtone and usage services, including local service (both exchange and private line), message toll services within a service area, Wide Area Toll Service (WATS)/800 services within a service area, Centrex service (a central office-based switching service) and various special and custom calling services; (2) exchange access to interexchange carriers and information service providers for the origination and termination of switched and non-switched (private line) voice and data traffic;
(3) billing services for interexchange carriers and information service providers; (4) various operator services; (5) installation and maintenance of customer premises wiring; (6) public communications services; (7) directory advertising; (8) selected information services, such as voice mail; (9) Internet access; and (10) network integration services.

Pacific Bell Directory ("Directory") publishes the Pacific Bell SMART Yellow Pages(R). It is the oldest and largest publisher of Yellow Pages in California and is among the largest Yellow Pages publishers in the United States. As part of its ongoing small business advocacy efforts, Directory produces an award-winning publication in partnership with the U.S. Small
Business Administration. "Small Business Success," now in its ninth year, addresses topics of importance to entrepreneurs.

Pacific Bell Information Services ("PBIS") provides business and residential voice mail and other selected information services. Current products include The Message Center for home use, Pacific Bell Voice Mail for businesses and Pacific Bell Call Management, a service that handles incoming business calls and connects computer databases to answer routine customer questions.

Pacific Bell Mobile Services ("PBMS") was formed in 1994 to pursue opportunities in personal communications services ("PCS"), a new generation of wireless services geared to the business and consumer markets. In 1995, Pacific Telesis Mobile Services, a wholly owned subsidiary of the Corporation, obtained two licenses to offer PCS services in California and Nevada from the Federal Communications Commission ("FCC"). PBMS will design, construct, manage, and market services for the network. Management expects a widespread offering of PCS services by early 1997.

Pacific Bell Internet Services ("PBI") was formed in 1995 to provide Internet access services to a broad range of customers in California. PBI began providing Internet access to large businesses in the third quarter of 1995 and plans to provide residential service in 1996.

Pacific Bell Network Integration ("PBNI") was formed in 1995 to pursue opportunities in the network integration business. In 1995, PBNI began offering network design, installation and maintenance, and network management services for business data communication networks. PBNI will expand its service offerings in 1996.

OTHER SUBSIDIARIES AND TELESIS FOUNDATION

Pacific Bell Communications ("PBC") was formed in 1995 to compete in the long-distance market under the Telecommunications Act of 1996 (the "Telecommunications Act"). Although PBC must meet certain requirements before it can offer long-distance service, management expects to fulfill those requirements in the first part of 1997. In March 1996, PBC filed an application for certification to provide local and long-distance services in California with the California Public Utilities Commission ("CPUC").

Pacific Telesis Enterprises was formed to be the holding company for certain other subsidiaries and work groups that are pursuing entry into competitive and/or emerging markets such as wireless, traditional and interactive video, and Internet information and shopping services.

Pacific Telesis Enhanced Services was formed to provide support functions to certain other subsidiaries thereby allowing these subsidiaries to focus on service and customer development.

Pacific Telesis Interactive Media ("PTIM") will be the successor company to ESS Ventures, the joint venture with the Los Angeles Times. PTIM was formed to develop and offer California specific information, activity, and shopping opportunities on the Internet.

Pacific Telesis Video Services ("PTVS") was formed to provide video services.

In July 1995, the Corporation acquired Cross Country Wireless Inc. ("CCW"). CCW has existing wireless television operations with over 40,000 video customers in and near Riverside, California and holds licenses and rights to provide wireless television in Los Angeles, Orange County, and San Diego.

Pacific Telesis Wireless Broadband Services ("PTWBS") was granted licenses in the 38 Ghz band from the FCC and has other applications pending. PTWBS is currently evaluating its strategic options for the granted licenses.

PacTel Capital Resources ("PTCR") has issued commercial paper and medium-term notes guaranteed by the Corporation from time to time since 1987. In the future, PTCR may also provide funding and other forms of financial support for its other affiliates.

PacTel Capital Funding may issue guarantees and other forms of financial support for its affiliates and third parties.

PacTel  Re Insurance  Company, Inc.  reinsures policies  of outside  insurance companies covering workers' compensation, general liability, and auto liability exposures of the Corporation and its subsidiaries and affiliates. The subsidiary also issues policies of property insurance directly to the Corporation's subsidiaries and engages in property reinsurance transactions in insurance markets worldwide.

Pacific Telesis Group - Washington represents the Corporation's interests in Washington, D.C. before the three branches of the federal government. It also acts as a liaison with other telecommunications companies, trade associations, government agencies, and a wide variety of interest groups.

Telesis Foundation, a private foundation organized under section 501(c)(3) of the Internal Revenue Code, makes grants in the areas of education, health and welfare, cultural, community, and civic activities. As of December 31, 1995, Telesis Foundation had total assets with an estimated market value of $56 million.

RESEARCH AND DEVELOPMENT

Bell Communications Research, Inc. ("Bellcore") furnishes the BOCs, including the Telephone Companies, with technical and consulting assistance to support their provision of exchange telecommunications and exchange access services. Each of the other six RHCs or their BOCs and Pacific Bell hold one-seventh of the voting stock of Bellcore, which serves as a central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government. In April 1995, Bellcore announced a decision by its owners to pursue the sale or other disposition of Bellcore. The owners have retained two investment banking firms in connection with the proposed sale or other disposition. A final decision regarding the disposition of interests and the structure of such transaction has yet to be determined. Any transaction will be subject to necessary approvals.

In addition, the Corporation conducts research and development through Pacific Bell and through Telesis Technologies Laboratory Inc., a wholly owned subsidiary of the Corporation. The Corporation spent approximately $16 million, $52 million, and $30 million in 1995, 1994, and 1993, respectively, on research and development activities.

FINANCING ACTIVITIES OF THE CORPORATION

Short-term borrowings are available under a commercial paper program and through uncommitted unused lines of credit. These lines of credit are subject to continued review by the lending banks. At December 31, 1995, the unused lines of credit available totaled approximately $2.7 billion.

For longer-term borrowings, as of December 31, 1995, Pacific Bell had remaining authority from the CPUC to issue up to $1.25 billion of long- and intermediate-term debt. The proceeds may be used only to redeem maturing debt and to refinance other debt issues. As of December 31, 1995, Pacific Bell had the ability to issue up to $650 million of long- and intermediate-term debt through a shelf registration filed with the Securities and Exchange Commission ("SEC") in April 1993. In addition, PTCR may issue up to $192 million of medium-term notes pursuant to a shelf registration on file with the SEC.

Pacific Bell and PTCR are the only subsidiaries of the Corporation with any long- or intermediate-term publicly held debt issues outstanding as of December 31, 1995. The holding company itself has no such publicly held debt issues outstanding.

In February 1996, Pacific Bell issued $250 million of 5.875 percent debentures due February 15, 2006. The debentures may not be redeemed prior to maturity. The proceeds from the sale of the debentures were used to reduce short-term debt incurred to retire Pacific Bell's debentures totaling approximately $500 million in December 1995. The remaining debentures retired in December 1995 were financed by commercial paper and may be refinanced under the current remaining authorities of $1 billion and $400 million from the CPUC and SEC, respectively, described above.

In October 1995, the Corporation and Pacific Telesis Financing I, II, and III filed a shelf registration with the SEC to sell up to $1 billion of Trust Originated Preferred Securities ("TOPrS") to the public. The TOPrS are subject to a guarantee from the Corporation. An offering of $500 million in TOPrS priced at 7.56 percent was sold in January 1996. The proceeds were used to pay down commercial paper. Proposed changes in income tax regulations may limit the attractiveness of future issuances.

In March 1996, Moody's Investors Services, Inc. ("Moody's") placed the senior debt ratings of Pacific Bell (Aa3), PacTel Capital Resources (A1), and Pacific Telesis Financing I, II, and III ((P)"al") under review for possible downgrade. Moody's expressed concerns about external financing requirements associated with the Corporation's Advanced Communications Network and wireless initiatives.

See the 1996 Proxy Statement under the heading "Liquidity and Financial Condition" on pages F-26 through F-32 and in Notes I and J to the 1995 Consolidated Financial Statements on pages F-64 through F-66 and Note N to the 1995 Consolidated Financial Statements on page F-70 for additional discussion of the Corporation's financing activities, which is incorporated herein by reference.

PRINCIPAL SERVICES

The operations of the Corporation's domestic and international cellular, paging, and other wireless operations, which were spun off effective April 1, 1994, have been classified separately within the Corporation's financial statements as "spun-off operations" and are excluded from the amounts of revenues, expenses, assets, and liabilities of the Corporation's "continuing operations." The Telephone Companies accounted for almost all of the Corporation's operating revenues in 1995, 1994, and 1993. For these reasons, the following discussion focuses on selected operating information for the Telephone Companies. Additional information regarding revenues, operating profit or loss, and assets of the Corporation, relating primarily to the Telephone Companies, is incorporated from the 1996 Proxy Statement by reference in "Item 8. Financial Statements and Supplementary Data" below.

Significant components of the Corporation's operating revenues are depicted in the chart below:
                                             % of Total Operating Revenues*
                                             ------------------------------
Revenues by Major Category                      1995      1994      1993
---------------------------------------------------------------------------

Local Service
    Recurring ..............................     28%       22%       22%
    Other Local ............................     15%       15%       16%

Network Access
    Carrier Access Charges .................     20%       18%       18%
    End User & Other .......................      7%        7%        7%

Toll Service
    Message Toll Service ...................     12%       21%       20%
    Other ..................................      1%        1%        2%

Other Service Revenues
    Directory Advertising ..................     11%       11%       11%
    Other ..................................      6%        5%        4%
                                                ----      ----      ----
TOTAL ......................................    100%      100%      100%
===========================================================================

The percentages of the Corporation's operating revenues attributable to interstate and intrastate telephone operations are displayed below:

                                             % of Total Operating Revenues*
                                             ------------------------------
                                                1995       1994      1993
---------------------------------------------------------------------------
Interstate telephone operations ............     20%        17%       18%
Intrastate telephone operations ............     80%        83%       82%
                                                ----       ----      ----
TOTAL ......................................    100%       100%      100%
===========================================================================
*   Excludes revenues of spun-off operations.

CONSENT DECREE

Under the terms of the Consent Decree, all territory served by the BOCs was divided into geographical areas called "Local Access and Transport Areas" ("LATAs," also referred to as "service areas"). The Consent Decree generally prohibited BOCs and their affiliates* from providing communications services that cross service area boundaries; however, the networks of the BOCs interconnect with carriers that provide such services (commonly referred to as "interexchange carriers").

The Consent Decree provided that the RHCs shall not engage in certain lines of business. The Consent Decree provided that the Court might waive the line of business restrictions (i.e., grant a "Waiver") upon a showing that there was no substantial possibility that the RHCs could use monopoly power to impede competition in the market they sought to enter. The Court placed certain conditions on the Waivers it granted.

Under the Consent Decree, the principal restrictions initially prohibited the provision of interexchange telecommunications, information services, and telecommunications equipment and the manufacturing of telecommunications and customer premises equipment ("CPE"). The telecommunications businesses originally permitted by the Consent Decree included the provision of exchange telecommunications** and exchange access services, CPE, and printed directory advertising. The information services prohibition was lifted in 1991. On December 3, 1987, the Court interpreted the manufacturing restriction to mean that the RHCs were prohibited from designing and developing telecommunications equipment and CPE as well as from fabricating them. In March 1995, the Court granted a Waiver that allowed the RHCs to provide telecommunications equipment to unaffiliated parties. In March 1995, the Court also granted a Waiver to allow the Corporation to own and operate certain facilities to receive video programming and to provide limited interexchange video services.

On February 8, 1996, President Clinton signed into law the Telecommunications Act. The Telecommunications Act provides that any conduct or activity previously subject to the Consent Decree that occurs after February 8, 1996 will be subject to the Communications Act of 1934 (the "Communications Act"), not the Consent Decree. See discussion under "Telecommunications Act" below.

------------------

* The terms of the Consent Decree, with certain exceptions, applied generally to all BOCs and their affiliates.

** "Exchange Telecommunications" under the Consent Decree included toll services within a service area as well as local service.

STATE REGULATION

As a provider of telecommunications services in California, Pacific Bell is subject to regulation by the CPUC with respect to intrastate prices and services, intrastate depreciation rates, the issuance of securities, and other matters. The Public Service Commission of Nevada ("PSCN") regulates Nevada Bell on similar issues.

The CPUC adopted a new regulatory framework ("NRF"), which is a form of "price cap" regulation, for Pacific Bell in October 1989. In June 1994, the CPUC
reduced  Pacific  Bell's  benchmark  rate  of  return  from  13.0  percent  to
11.5 percent. Earnings between 11.5 percent and 15.0 percent will be shared equally between Pacific Bell and its customers. Earnings above 15.0 percent will be shared 70.0 percent and 30.0 percent between Pacific Bell and its customers, respectively.

Under "price cap" regulation, the CPUC requires Pacific Bell to submit an annual price cap filing to determine prices for categories of services for each new year. Price adjustments reflect the effects of any change in inflation less a productivity factor as well as adjustments for certain exogenous cost changes. In December 1995, the CPUC issued an order in Phase I of its second review of the NRF. The order suspended use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of Pacific Bell's regulated services for three years except for adjustments due to exogenous cost changes or price changes approved through the CPUC's application process.

Phase II of the CPUC's second review was scheduled to begin in January 1996. The review was to consider the continued applicability of earnings caps, sharing, and other items. In February 1996, an Assigned Commissioner's Ruling suggested that this phase be deferred until the next review scheduled for 1998. Comments on the ruling were filed in March 1996. Pacific Bell has asked that certain of these issues be reviewed in 1996.

On April 24, 1995, the PSCN issued a rule redesigning telecommunications regulation in the State of Nevada. This rule includes many reforms initiated by an industry coalition which includes Nevada Bell, Nevada interexchange carriers ("IECs"), and other Nevada local exchange carriers ("LECs"). The rule includes compromises reached with other parties, including the cable industry and the state Office of Consumer Advocate. The new rule will remove barriers to toll and local competition in Nevada but will also allow Nevada Bell to keep any productivity gains by eliminating the current customer sharing provision. The new plan is optional and will require a rate case to determine initial pricing. After adoption, pricing flexibility is based on the nature and competitive environment of the service. Prices for basic service are capped during a three- or five-year period at Nevada Bell's election. The plan does not prohibit or require presubscription and allows interconnection where technologically feasible. Management anticipates a complete rate redesign as part of a rate case which was filed in March 1996 for rates effective January 1, 1997. Management cannot predict the outcome of the proceeding but believes that competition and increased productivity will result in price reductions for some customers.

See the 1996 Proxy Statement under the headings "CPUC Revenue Rebalancing Shortfall," "CPUC Regulatory Framework Review," "PSCN Regulatory Review," "Local Services Competition," and "Universal Service" on pages F-10 through F-12 for additional information on the regulation of the Telephone Companies by the CPUC and PSCN, which is incorporated herein by reference.

See the 1996 Proxy Statement under the headings "Uniform Systems of Account ("USOA") Turnaround Adjustment," "Revenues Subject to Refund," and "Property Tax Investigation" on pages F-32 through F-33, "Change in Accounting for Postretirement and Postemployment Costs" in Note A to the 1995 Consolidated Financial Statements on page F-49 and "Revenues Subject to Refund" and "Property Tax Investigation" in Note O to the 1995 Consolidated Financial Statements on pages F-71 through F-72 for a discussion of other CPUC proceedings, including the application of the USOA Turnaround Adjustment, regulatory and ratemaking treatment for postretirement benefits in connection with the adoption of Statement of Financial Accounting Standards No. 106, and the regulatory and ratemaking treatment of certain property tax savings, which is incorporated herein by reference.

FEDERAL REGULATION

The Telephone Companies are subject to the jurisdiction of the FCC with respect to interstate access charges and other matters. The FCC prescribes a Uniform System of Accounts and interstate depreciation rates for operating telephone companies. The FCC also prescribes "separations procedures," which are used to separate plant investment, expenses, taxes, and reserves between interstate services under the jurisdiction of the FCC and intrastate services under the jurisdiction of state regulatory authorities. The Telephone Companies are also required to file tariffs with the FCC for the services they provide. In addition, the FCC establishes procedures for allocating costs and revenues between regulated and unregulated activities.

Beginning in 1991, the FCC adopted a price cap system of incentive-based regulation for LECs. Pacific Bell's access rates were retargeted to a new
11.25 percent rate-of-return on rate base assets. The FCC's price cap system provides a formula for adjusting rates annually for changes in inflation less a productivity factor and changes in certain costs that are triggered by administrative, legislative, or judicial action beyond the control of the LECs.

In March 1995, the FCC adopted new interim price cap rules that govern the prices that the larger LECs, including the Telephone Companies, charge IECs for access to local telephone networks. The interim rules require LECs to adjust their maximum prices for changes in inflation, productivity, and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7, or 5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings, whereas election of the lower productivity factors requires earnings above certain thresholds to be shared with customers. The Telephone Companies have chosen the 5.3 percent productivity factor, which enables them to retain all of their earnings after July 1, 1995.

See the 1996 Proxy Statement under the heading "FCC Regulatory Framework Review" on page F-9 for additional information on the regulation of the Telephone Companies by the FCC, which is incorporated herein by reference.

TELECOMMUNICATIONS ACT

The Telecommunications Act became effective on February 8, 1996. The Telecommunications Act is the broadest reform of the telecommunications industry since the Communications Act. The Telecommunications Act essentially opens all telecommunications markets and prohibits the states from continuing or establishing any barriers to entry. Once the new law is fully implemented, consumers will have many new options for their local telephone, long-distance, and cable television services. The Telecommunications Act will affect the Corporation as described below.

The Telephone Companies may provide out-of-region interLATA service and certain incidental interLATA services immediately. Before they can provide interLATA service that originates in California or Nevada, each Telephone Company must open its local markets to competition, unbundle its network to other competitors, and comply with the terms and conditions of a "competitive checklist" specified in the Telecommunications Act. The Telephone Companies must individually request authority to offer in-region interLATA service from the FCC. This service must initially be offered through a separate affiliate. The separate affiliate requirement expires three years after approval, unless extended by the FCC.

The Telephone Companies may only engage in electronic publishing through a separate affiliate, teaming arrangement, or joint venture. Joint marketing of electronic publishing services by the electronic publishing affiliate and the Telephone Company is prohibited, with the exception of nonexclusive inbound telemarketing. The restrictions on electronic publishing expire in early 2000.

The Telecommunications Act allows for the continued provision by the Telephone Companies of intraLATA information services, other than electronic publishing, and intraLATA Internet access. The Telecommunications Act also allows for the provision by the Telephone Companies of interLATA information storage and retrieval services provided by a separate affiliate to and from the Corporation's databases. Full interLATA information services and interLATA Internet access may be provided through a separate affiliate once the Telephone Companies obtain authority to provide interLATA services originating in their states. Some Internet services are also electronic publishing services and are subject to the electronic publishing restrictions.

The Telephone Companies may provide a variety of video programming services directly to subscribers in their service areas under regulations that will vary according to the type of services that are provided. The Telephone Companies may provide video services over wireless cable, as a common carrier, as a cable system operator, as "interactive on-demand services," or as an "open video system." Interactive on-demand services would allow unscheduled, point-to-point video programming over the Telephone Companies' switched networks on an on-demand basis. An "open video system" would allow the Telephone Companies to select programming for a certain number of channels if demand exceeds capacity. An "open video system" approved by the FCC would be subject to reduced regulatory burdens.

The Telecommunications Act allows the Telephone Companies to collaborate with manufacturers of telecommunications and customer premises equipment during the design and development phases. The Telephone Companies may also engage in research and enter into royalty agreements in connection with the manufacturing of telecommunications and customer premises equipment. The Telephone Companies may manufacture telecommunications and customer premises equipment, subject to certain restrictions, once they have obtained authority to provide interLATA services originating in their states.

CHANGING INDUSTRY ENVIRONMENT

With increasing competition for existing services and the introduction of local services competition in California effective January 1, 1996, the Telephone Companies face an increasingly competitive marketplace. In response to the competitive challenge, management has developed three key strategies intended to provide a consistent, integrated focus for management's decisions and actions. These overarching strategies are to strengthen the Corporation's core telecommunications business, develop new markets, and promote public policy reform.

A strong core business provides the essential foundation to pursue future-oriented opportunities. To strengthen the core telecommunications business, management will continue to improve customer service and reduce costs, upgrade network and systems capability, and retain and expand existing markets through product and channel innovation. See the 1996 Proxy Statement under the heading "Strengthen Core Business" on pages F-3 through F-7 for additional information, which is incorporated herein by reference.

As competition becomes more fierce in its core telecommunications business, the Corporation will rely increasingly on developing new markets to create new revenue sources. Toward that end, the Corporation is actively pursuing opportunities in long-distance, video services, PCS, wireless digital television, Internet access, home entertainment, and other information services. See the 1996 Proxy Statement under the heading "Develop New Markets" on pages F-7 through F-8 for additional information, which is incorporated herein by reference.

Telecommunications policy reform has been, and will continue to be, the subject of much debate in Congress, the California Legislature, the courts, the FCC, the CPUC, and the PSCN. Management supports public policy reform that promotes fair competition and ensures that responsibility for universal service is shared by all who seek to provide telecommunications services. Competition will bring great benefits to customers by giving them the opportunity to choose among service providers for their telecommunications needs. See the 1996 Proxy Statement under the heading "Promote Public Policy Reform" on pages F-9 through F-12 for additional information, which is incorporated herein by reference.

COMPETITION

Regulatory, legislative, and judicial actions, as well as advances in technology, have expanded the types of available communications products and services and the number of companies offering such services. Various forms of competition, including price and service competition, are growing steadily and are already having an effect on the Telephone Companies' earnings. An increasing amount of this competition is from large companies with substantial capital, technological, and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers, and wireless companies. The Telephone Companies also face competition from cable television companies and others. The Corporation will face significant competition in its provision of telephone and new services. However, management believes that the Corporation has a reputation for high quality services.

Telephone Services Competition

See the 1996 Proxy Statement under the headings "Local Services Competition" on page F-11 and "Competitive Risk" on pages F-12 through F-14 for information on current developments in telephone services competition that the Telephone Companies face, which is incorporated herein by reference.

Directory Advertising

Other producers of printed directories offer products that compete with certain Pacific Bell Directory SMART Yellow Pages products. Competition is not limited to other printed directories, but includes newspapers, radio, television, and, increasingly, direct mail and directories offered over the Internet. In addition, new advertising and information products may compete directly or indirectly with the SMART Yellow Pages. With the introduction of local exchange competition, Pacific Bell Directory will have to acquire listings from other providers for its products, and competing directory publishers may ally themselves with other telecommunications providers.

Video Services and Wireless Digital Television

The Corporation will face competition in the provision of video services and wireless digital television from existing cable television and satellite providers, and wireless, long-distance, and other telephone companies.

Internet Access

The Corporation faces competition in the provision of Internet access from established Internet access providers, cable television, long-distance, and other telephone companies.

Network Integration

The Corporation will face competition in the provision of network integration services primarily from value added distributors with professional services and network management capability, including large telecommunication services providers.

PCS

The Corporation will face significant competition in the provision of PCS services from the holders of the other licenses in such areas. In addition, the Corporation must compete with established providers of cellular service.

Long Distance

The Corporation will face competition in the long-distance market from established long-distance service providers including AT&T, MCI Communications Corporation, and Sprint Corporation. In addition, the Corporation will face competition from competitive access providers, cable television, wireless, long-distance, and other telephone companies.


EMPLOYEES

As of December 31, 1995, the Corporation and its subsidiaries employed 48,889 persons. About 66 percent of the employees of the Corporation are represented by unions. In August 1995, the Telephone Companies reached a tentative three year agreement with Communications Workers of America, which represented about 32,000 employees at December 31, 1995. The agreement was ratified by the union membership in September 1995. The agreement features a
10.5 percent wage increase over three years, a 14 percent pension increase, a $16 million training and retraining program, a new voluntary early retirement option, employment security, and improved health benefits. Agreements were also reached with two other unions. Management estimates that the agreements will result in increased costs of approximately $550 million over three years. This estimate does not include savings which may result from the continued force reduction programs. In October 1995, the Corporation began offering the new voluntary early retirement option to certain non-management employees.

As a result of its efforts to restructure and reengineer its processes, Pacific Bell, excluding subsidiaries, reduced net force by about 3,100 employees during 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below gives the names of executive officers as of February 29, 1996, their present titles and the dates they were elected to these positions.

      Name             Age              Title                         Since

P. J. Quigley.......... 53     Chairman of the Board, President and
                                 Chief Executive Officer ..........    4/94
D. W. Dorman* ......... 42     Chairman of the Board, President
                                 and Chief Executive Officer
                                 - Pacific Bell ...................    2/96
W. E. Downing*......... 56     Executive Vice President, Chief
                                 Financial Officer and Treasurer...    4/94
M. J. Fitzpatrick*..... 47     President and Chief Executive Officer
                                 - Pacific Telesis Enterprises ....    7/94
J. R. Moberg* ......... 60     Executive Vice President, Human
                                 Resources ........................    9/87
R. W. Odgers* ......... 59     Executive Vice President, General
                                 Counsel, External Affairs,
                                 and Secretary.....................    3/88
R. L. Barada .......... 51     Vice President - Corporate Strategy
                                and Development....................    1/95

Messrs. Quigley, Downing, Moberg, Odgers, and Barada have held responsible managerial positions with the Corporation or one of its subsidiaries for at least the past five years.

Mr. Dorman joined the Corporation as Group President and Pacific Bell as President and Chief Executive Officer in July 1994. In February 1996, Mr. Dorman was elected Chairman of the Board of Pacific Bell. Prior to joining the Corporation, Mr. Dorman was employed at Sprint Corporation since 1981. Beginning in 1984, he held a series of leadership positions at Sprint Corporation, culminating as President, Business Services from 1993 to 1994.

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

Item 2.   Properties.

As of December 31, 1995, the properties of the Telephone Companies represented substantially all plant, property, and equipment of the Corporation.

The   properties  of  the  Telephone  Companies  do  not  lend  themselves  to description by character and location of principal units. At December 31, 1995, the percentage distribution of total telephone plant by major category for the Telephone Companies was as follows:

                                                         Pacific     Nevada
Telecommunications Property, Plant and Equipment           Bell       Bell
----------------------------------------------------------------------------
Land and buildings (occupied principally
  by central offices) ...............................       10%         8%

Cable and conduit ...................................       41%        53%

Central office equipment ............................       35%        33%

Other ...............................................       14%         6%
                                                          -------   -------
Total ...............................................      100%       100%
============================================================================

At December 31, 1995, the percent utilization of central office equipment capacity for Pacific Bell and Nevada Bell was approximately 93 percent and 95 percent, respectively.

Substantially all of the installations of central office equipment and administrative offices are in buildings and on land owned by the Corporation. Many garages, business offices, and telephone service centers are in rented quarters.

As of December 31, 1995, about 25 percent of the network access lines of Pacific Bell were in Los Angeles and vicinity and about 25 percent were in San Francisco and vicinity. On that date, about 86 percent of Nevada Bell's network access lines were in Reno and vicinity. The Telephone Companies provided approximately 77 percent and 29 percent of the total access lines in California and Nevada, respectively, on December 31, 1995. The Telephone Companies do not furnish local service in certain sizeable areas of California and Nevada which are served by nonaffiliated telephone companies.

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

At February 29, 1996, there were 718,202 holders of record of the Corporation's Common Stock. At February 29, 1996, the high and low sales price for the Corporation's Common Stock based on New York Stock Exchange Composite Transactions was $28.625 and $28.125, respectively.

The markets for trading in the Common Stock are the New York, Pacific, Chicago, Swiss, and London Stock Exchanges.

The Corporation from time to time purchases shares of its Common Stock on the open market or through privately negotiated purchases and holds these shares as treasury stock.

All shares of Common Stock are fully paid and nonassessable.

Information regarding dividends paid on the Common Stock for 1995 and 1994 and the quarterly high and low sales prices of the Common Stock during 1995 and 1994 are included in the 1996 Proxy Statement under the heading "Stock Trading Activity and Dividends Paid" on page F-1, which is incorporated herein by reference pursuant to General Instruction G(2).

The declaration and timing of all dividends are at the discretion of the Corporation's Board of Directors and are dependent upon the Corporation's earnings and financial requirements, general business conditions, and other factors; there can be no assurances as to the amount or frequency of any future dividends on the Common Stock.

Item 6.   Selected Financial Data.

The information required by this Item is included in the 1996 Proxy Statement under the heading "Selected Financial and Operating Data" on pages F-34 through F-35, which is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is included in the 1996 Proxy Statement under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages F-3 through F-33, which is incorporated herein by reference pursuant to General Instruction G(2).

Item 8.  Financial Statements and Supplementary Data.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Pacific Telesis Group and Subsidiaries has been incorporated by reference in this Form 10-K from page F-38 of the 1996 Proxy Statement of Pacific Telesis Group and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 on page 19 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.

San Francisco, California
February 22, 1996

All other information required by this Item is included in the 1996 Proxy Statement on pages F-36 through F-37 (entire text under the heading "Report of Management"), and on pages F-39 through F-76 (all text and data through Note Q on such pages, comprising the Corporation's consolidated financial statements), which is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No disagreements with the Corporation's independent accountants on any accounting or financial disclosure occurred during the period covered by this report.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant.

For information with respect to executive officers of the Corporation, see "Executive Officers of the Registrant" at the end of Part I of this report, which is incorporated herein by reference. For information with respect to the directors of the Corporation, see "Election of Directors" on pages 4 through 6 of the 1996 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3). For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, see "Section 16 Reporting" on page 10 of the 1996 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation.

For information with respect to executive compensation, see "Report of the Compensation and Personnel Committee," "Compensation and Personnel Committee Interlocks and Insider Participation," "Executive Compensation," "Pension Plans," and "Employment Contracts and Termination of Employment or Change in Control Arrangements" on pages 11 through 23 of the 1996 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3). For information with respect to director compensation, see "Director Compensation and Related Transactions" on pages 7 through 9 of the 1996 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

For information with respect to the security ownership of the directors and officers of the Corporation and beneficial owners of more than five percent of the Corporation's Common Stock, see "Stock Ownership" on pages 9 through 10 of the 1996 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions.

For information with respect to certain relationships and related transactions, see "Director Compensation and Related Transactions" on pages 7 through 9 and "Compensation and Personnel Committee Interlocks and Insider Participation" on page 13 of the 1996 Proxy Statement, which is incorporated herein by reference pursuant to General Instruction G(3).

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents filed as part of the report:

          (1)  Financial Statements:                                 Page

               Report of Management ...............................     *

               Report of Independent Accountants ..................     *

               Financial Statements:

                    Consolidated Statements of Income .............     *

                    Consolidated Balance Sheets ...................     *

                    Consolidated Statements of Shareowners'
                      Equity ......................................     *

                    Consolidated Statements of Cash Flows .........     *

                    Notes to Consolidated Financial
                      Statements ..................................     *

                    Quarterly Financial Data ......................     *

          (2)  Financial Statement Schedule:

               II - Valuation and Qualifying Accounts ............     26

               Financial statement schedules other than listed above have been omitted either because the required information is contained in the Consolidated Financial Statements and the notes thereto or because such schedules are not required or applicable.

* Incorporated herein by reference to the appropriate portions of the 1996 Proxy Statement (File No. 1-8609). (See Part II.)

          (3)  Exhibits:

               Exhibits identified in parentheses below as on file with the SEC are incorporated herein by reference as exhibits hereto.
               Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8609. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are filed as Exhibits 10aa through 10vv.

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

                 10e Separation Agreement by and between the Corporation and PacTel Corporation dated as of October 7, 1993, and amended November 2, 1993 and March 25, 1994 (Exhibit 10e to Form 10-K for
                              1993).

                              10e(i) Amendment No. 3 to Separation Agreement effective as of April 1, 1994 (Exhibit 10e(i) to Form 10-K for
                                        1994).

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

                              10cc(i)   Resolutions    amending   the    Plan,
                                        effective   April 1,   1994   (Exhibit
                                        10cc(i) to Form 10-K for 1993).

                 10dd         Pacific Telesis Group  Executive Disability  and
                              Survivor   Protection   Plan,  as   amended  and
                              restated effective July 1, 1995.

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

                              10jj(i) Resolutions amending the Plan, effective January 1, 1995 (Attachment A to Pacific Telesis Group's 1995 Proxy Statement including Pacific Telesis Group 1994 Consolidated Financial Statements filed March 13,
                                        1995).

                 10kk         Pacific  Telesis  Group  Executive  Supplemental
                              Pension Plan.

                              10kk(i) Trust Agreement No. 3 between Pacific Telesis Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Exhibit 10kk(iv) to Form 10-K for 1993).

                 10ll Pacific Telesis Group Executive Deferral Plan (Exhibit 10ll to Form 10-K for 1994).

                 10mm Description of Pacific Telesis Group Personal Umbrella Liability Insurance (Exhibit 10mm to Form 10-K for 1994).

                 10nn Pacific Telesis Group Mid-Career Pension Plan, as amended and restated effective July 1, 1995.

                              10nn(i) Trust Agreement No. 3 between Pacific Telesis Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Exhibit 10kk(iv) to Form 10-K for 1993).

                 10oo         Pacific   Telesis   Group   Outside   Directors'
                              Deferred Stock Unit Plan.

                 10pp Employment Contracts for Certain Senior Officers of Pacific Telesis Group (Exhibit 10pp to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

                              10pp(i)   Schedule  to   Exhibit  10pp  (Exhibit
                                        10pp(i) to Form 10-K for 1993).

                              10pp(ii) Employment contracts for certain senior officers of Pacific Telesis Group (Exhibit 10pp(ii) to Form 10-K for 1993).

                              10pp(iii) Employment contract for senior officer
                                        of  Pacific   Telesis  Group  (Exhibit
                                        10pp(iii) to Form 10-Q for the quarter
                                        ended September 30, 1994).

                              10pp(iv) Employment contract for certain senior officers of Pacific Telesis Group
                                        (Exhibit  10pp(iv)  to  Form 10-K  for
                                        1994).

                              10pp(v)   Supplemental  Benefit  Agreement   for
                                        senior  officer   of  Pacific  Telesis
                                        Group.

                 10rr         Executive    supplemental   benefit    agreement
                              (Exhibit 10rr to Form 10-K for 1993).

                 10ss         Pacific   Telesis   Group   Outside   Directors'
                              Retirement   Plan,   as  amended   and  restated
                              effective January 26, 1996.

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

                 27           Financial Data Schedule.

                 99a Pacific Telesis Group's 1996 Proxy Statement, including Pacific Telesis Group's 1995 Consolidated Financial Statements (Filed March 4, 1996).

                 99b Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees for the year 1995 (To be filed as an amendment within 180 days).

                 99c Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and
                              Savings Plan for Nonsalaried Employees for the year 1995 (To be filed as an amendment within 180 days).

     The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

     (b)  Reports on Form 8-K:

          Form 8-K, Date of Report November 17, 1995, was filed with the SEC under Item 5 describing a class action complaint.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PACIFIC TELESIS GROUP


                             BY /s/ William E. Downing
                                -------------------------
                                William E. Downing,
                                Executive Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                             DATE:  March 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Philip J. Quigley,*                Chairman of the Board, President and
                                   Chief Executive Officer

/s/ William E. Downing,            Executive Vice President,
                                   Chief Financial Officer and Treasurer

Gilbert F. Amelio,* Director                 Lewis E. Platt,* Director

William P. Clark,* Director                  Toni Rembe,* Director

Herman E. Gallegos,* Director                S. Donley Ritchey,* Director
Frank C. Herringer,* Director                Richard M. Rosenberg,* Director

Mary S. Metz,* Director



*BY    /s/ William E. Downing
       ------------------------------------
       William E. Downing, attorney-in-fact

DATE:  March 22, 1996

                                                                  Sheet 1 of 3

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)

---------------------------------------------------------------------------
    COL. A         COL. B            COL. C           COL. D     COL. E
---------------------------------------------------------------------------

Allowance for Doubtful Accounts
-------------------------------
                                    Additions
                              --------------------
                                  (1)        (2)
                              Charged to   Charged
                 Balance at    Costs and  to Other             Balance at
                End of Prior   Expenses   Accounts  Deductions   End of
                   Period         (a)        (b)        (c)      Period
---------------------------------------------------------------------------
Year 1995           $134         $167       $147       $316       $132
Year 1994           $138         $151       $143       $298       $134
Year 1993           $130         $163       $140       $295       $138
===========================================================================

Reserve for Discontinuing Real Estate Operations
------------------------------------------------

                                    Additions
                              --------------------
                                  (1)        (2)
                              Charged to   Charged
                 Balance at    Costs and  to Other             Balance at
                End of Prior   Expenses   Accounts  Deductions   End of
                   Period         (d)                            Period
---------------------------------------------------------------------------
Year 1995            $ 51         $  0        $0       $ 19       $ 32
Year 1994            $338         $  0        $0       $287       $ 51
Year 1993            $ 33         $347        $0       $ 42       $338
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

                                                                  Sheet 2 of 3

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)


---------------------------------------------------------------------------
    COL. A         COL. B            COL. C           COL. D     COL. E
---------------------------------------------------------------------------

Reserve for Restructuring
-------------------------

                                    Additions
                              --------------------
                                  (1)        (2)
                              Charged to   Charged
                 Balance at    Costs and  to Other             Balance at
                End of Prior   Expenses   Accounts  Deductions   End of
                   Period         (e)        (f)        (g)      Period
---------------------------------------------------------------------------
Year 1995            $  819       $  0        $ 0       $591     $  228
Year 1994            $1,097       $  0        $ 0       $278     $  819
Year 1993            $  101       $977        $43       $ 24     $1,097
===========================================================================

Various Other Reserves
----------------------
                                       Additions
                                ---------------------
                                    (1)         (2)
                  Balance at    Charged to    Charged            Balance at
                 End of Prior    Costs and   to Other              End of
                    Period       Expenses    Accounts Deductions   Period
---------------------------------------------------------------------------
Year 1995              $68          $  0          $0        $ 2       $66
Year 1994              $90          $  0          $0        $22       $68
Year 1993              $27          $107          $0        $44       $90
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

(g) The 1995 and 1994 amounts reflect $219 and $62 million of costs, respectively, for enhanced retirement benefits paid from pension fund assets which do not require current outlays of the Corporation's funds.



--------------------

        TELESIS(R) is a registered trademark of Pacific Telesis Group.

                                EXHIBIT INDEX


Exhibits identified in parentheses below as on file with the SEC are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8609. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are filed as Exhibits 10aa through 10vv.

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

               10e(i) Amendment No. 3 to Separation Agreement effective as of April 1, 1994 (Exhibit 10e(i) to Form 10-K for
                       1994).

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

               10cc(i) Resolutions  amending  the  Plan, effective  April 1,
                       1994 (Exhibit 10cc(i) to Form 10-K for 1993).

10dd Pacific Telesis Group Executive Disability and Survivor Protection Plan, as amended and restated effective July 1, 1995.

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

10kk           Pacific Telesis Group Executive Supplemental Pension Plan.

               10kk(i) Trust Agreement No. 3 between Pacific Telesis Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Exhibit 10kk(iv) to Form 10-K for 1993).

10ll Pacific Telesis Group Executive Deferral Plan (Exhibit 10ll to Form 10-K for 1994).

10mm           Description  of  Pacific  Telesis  Group   Personal  Umbrella
               Liability Insurance (Exhibit 10mm to Form 10-K for 1994).

10nn Pacific Telesis Group Mid-Career Pension Plan, as amended and restated effective July 1, 1995.

               10nn(i) Trust Agreement No. 3 between Pacific Telesis Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Exhibit 10kk(iv) to Form 10-K for 1993).

10oo           Pacific Telesis Group Outside Directors' Deferred  Stock Unit
               Plan.

10pp Employment Contracts for Certain Senior Officers of Pacific Telesis Group (Exhibit 10pp to Form SE filed March 23, 1989 in connection with the Corporation's Form 10-K for 1988).

               10pp(i) Schedule to Exhibit 10pp (Exhibit 10pp(i) to Form 10-K for 1993).

               10pp(ii) Employment contracts for certain senior officers of Pacific Telesis Group (Exhibit 10pp(ii) to Form 10-K for 1993).

               10pp(iii) Employment contract for  senior officer of  Pacific
                         Telesis Group (Exhibit 10pp(iii) to Form 10-Q for the quarter ended September 30, 1994).

               10pp(iv) Employment contract for certain senior officers of Pacific Telesis Group (Exhibit 10pp(iv) to Form 10-K for 1994).

               10pp(v) Supplemental Benefit Agreement for senior officer of Pacific Telesis Group.

10rr Executive supplemental benefit agreement (Exhibit 10rr to Form 10-K for 1993).

10ss Pacific Telesis Group Outside Directors' Retirement Plan, as amended and restated effective January 26, 1996.

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

27             Financial Data Schedule.

99a            Pacific  Telesis  Group's  1996  Proxy  Statement,  including
               Pacific   Telesis   Group's   1995   Consolidated   Financial
               Statements (Filed March 4, 1996).

99b Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees for the year 1995 (To be filed as an amendment within 180 days).

99c Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1995 (To be filed as an amendment within 180 days).