Form 10-Q
period 1996-03-31
PACIFIC TELESIS GROUP
filed 1996-05-14
CIK 732716

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996


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

     At April 30, 1996, 428,434,672 common shares were outstanding.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                        Page
                                                                       Number
                                                                       ------
PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

     Review Report of Independent Accountants ......................      1

     Condensed Consolidated Statements of Income ...................      2

     Condensed Consolidated Balance Sheets .........................      3

     Condensed Consolidated Statements of Cash Flows ...............      5

     Notes to Condensed Consolidated Financial Statements ..........      6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition .......................     10




PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Report on Form 8-K .........................       21


SIGNATURE ........................................................       22
- ---------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of Pacific Telesis Group:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Telesis Group and Subsidiaries (the "Corporation") as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

The  Corporation's  Pacific  Bell   subsidiary  discontinued  application   of
Statement  of Financial  Accounting Standards No.  71 effective  third quarter
1995.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pacific Telesis Group and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareowners' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Coopers & Lybrand L.L.P.


San Francisco, California

May 13, 1996

                       PACIFIC TELESIS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        For the 3 Months Ended
                                                                March 31,
                                                        ----------------------
(Dollars in millions, except per share amounts)             1996          1995
- ------------------------------------------------------------------------------
OPERATING REVENUES
Local service .........................................   $  979        $  949
Network access:
  Interstate ..........................................      458           442
  Intrastate ..........................................      180           167
Toll service ..........................................      317           319
Other service revenues ................................      400           377
                                                          ------        ------
TOTAL OPERATING REVENUES...............................    2,334         2,254
                                                          ------        ------
OPERATING EXPENSES
Cost of products and services .........................      447           501
Customer operations and selling expenses ..............      463           435
General, administrative, and other expenses ...........      326           314
Property and other taxes...............................       46            47
Depreciation and amortization .........................      462           467
                                                          ------        ------
TOTAL OPERATING EXPENSES...............................    1,744         1,764
                                                          ------        ------
OPERATING INCOME.......................................      590           490
Interest expense.......................................       93           117
Miscellaneous income (expense) - net...................       (4)           31
                                                          ------        ------
INCOME BEFORE INCOME TAXES.............................      493           404
Income taxes...........................................      195           122
                                                          ------        ------
NET INCOME.............................................   $  298        $  282
                                                          ======        ======

Earnings per share ....................................   $ 0.70        $ 0.67
Dividends per share ...................................   $0.545        $0.545
Average shares outstanding (thousands) ................  428,435       424,065
==============================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31,    December 31,
(Dollars in millions)                                  1996          1995
- -----------------------------------------------------------------------------
ASSETS:                                            (Unaudited)

Cash and cash equivalents.........................  $    65         $    76
Accounts receivable - (net of allowances for
  uncollectibles of $141 and $132 in 1996 and 1995,
  respectively)...................................    1,446           1,505
Prepaid expenses and other current assets.........    1,014           1,002
                                                    -------         -------
Total current assets..............................    2,525           2,583
                                                    -------         -------
Property, plant, and equipment - at cost..........   27,535          27,222
  Less:  accumulated depreciation.................  (16,116)        (15,837)
                                                    -------         -------
Property, plant, and equipment - net..............   11,419          11,385
                                                    -------         -------
Other noncurrent and intangible assets............    1,914           1,873
                                                    -------         -------
TOTAL ASSETS......................................  $15,858         $15,841
                                                    =======         =======

LIABILITIES AND SHAREOWNERS' EQUITY:

Accounts payable and accrued liabilities..........  $ 1,997         $ 2,203
Debt maturing within one year.....................      912           1,530
Other current liabilities.........................      850             908
                                                    -------         -------
Total current liabilities.........................    3,759           4,641
                                                    -------         -------
Long-term obligations.............................    5,084           4,737
                                                    -------         -------
Other noncurrent liabilities and deferred credits.    4,235           4,273
                                                    -------         -------


                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                    March 31,    December 31,
(Dollars in millions)                                  1996          1995
- -----------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY: (Continued)

Commitments and contingencies (Note B)

Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trust*
  (Note C)........................................      500              -
                                                    -------        -------
Common stock ($0.10 par value; 432,827,595........
  shares issued; 428,434,672 shares outstanding)..       43             43
Additional paid-in capital........................    3,500          3,498
Accumulated deficit...............................     (914)          (982)
Treasury stock (4,392,923 shares).................     (127)          (127)
Deferred compensation - LESOP trust...............     (222)          (242)
                                                    -------        -------
Total shareowners' equity.........................    2,280          2,190
                                                    -------        -------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY.........  $15,858        $15,841
                                                    =======        =======
==========================================================================

* The sole asset of the trust consists of $515.5 million in principal amount of the 7.56% Subordinated Debentures due 2026 of Pacific Telesis Group. The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      For the 3 Months Ended
                                                              March 31,
                                                      ----------------------
(Dollars in millions)                                      1996       1995
- ----------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES:
Net income............................................     $298       $282
Adjustments to net income:
  Depreciation and amortization.......................      462        467
  Change in deferred income taxes.....................       21         (2)
  Changes in operating assets and liabilities:
     Accounts receivable..............................       59        192
     Prepaid expenses and other current assets........      (19)      (120)
     Other noncurrent and intangible assets...........       (8)        11
     Accounts payable and accrued liabilities.........     (207)      (113)
     Other current liabilities........................      (66)        (5)
     Noncurrent liabilities and deferred credits......      (53)       (77)
  Other adjustments, net..............................       20          3
                                                         ------     ------
Cash from operating activities........................      507        638
                                                         ------     ------
CASH FROM (USED FOR) INVESTING ACTIVITIES:
Additions to property, plant, and equipment...........     (486)      (335)
Investment in PCS licenses............................      (20)       (83)
Other investing activities, net.......................        9        (12)
                                                         ------     ------
Cash used for investing activities....................     (497)      (430)
                                                         ------     ------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt..............      248          -
Retirements of long-term debt.........................        -         (2)
Proceeds from issuance of trust originated
  preferred securities................................      500          -
Dividends paid........................................     (233)      (231)
Decrease in short-term borrowings, net................     (619)        (1)
Other financing activities, net.......................       83         (3)
                                                         ------     ------
Cash used for financing activities....................      (21)      (237)
                                                         ------     ------
Decrease in cash and cash equivalents.................      (11)       (29)
Cash and cash equivalents at January 1................       76        135
                                                         ------     ------
Cash and cash equivalents at March 31.................     $ 65       $106
                                                         ======     ======
Cash payments for:
  Interest............................................     $121       $141
  Income taxes........................................     $  -       $  -
===========================================================================

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   BASIS OF PRESENTATION

     The Condensed Consolidated Financial Statements include the accounts of Pacific Telesis Group (the "Corporation") and its wholly and majority-owned subsidiaries. The Corporation includes a holding company, Pacific Telesis, and its telephone subsidiaries: Nevada Bell and Pacific Bell (which when used herein includes its subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration and others) hereinafter referred to as the Telephone Companies. Other Pacific Telesis subsidiaries include Pacific Telesis Enterprises, Pacific Bell Communications, and several other subsidiaries that provide video, communications and other services. The Condensed Consolidated Financial Statements reflect reclassifications made to conform with the current year presentation.

     The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with both the Corporation's 1995 annual report on Form 10-K and its 1996 Proxy Statement that includes the audited 1995 financial statements. Effective third quarter 1995, the Corporation's Pacific Bell subsidiary discontinued accounting under Statement of Financial Accounting Standards No. ("SFAS") 71,
     "Accounting for the Effects of Certain Types of Regulation." The Corporation's Nevada Bell subsidiary continues to apply SFAS 71 accounting.

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

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

B.   COMMITMENTS AND CONTINGENCIES

     Merger Agreement

     On April 1, 1996, SBC Communications Inc. ("SBC") and the Corporation jointly announced a definitive agreement whereby the Corporation will become a wholly owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction, which has been approved by the Board of Directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. Pursuant to the merger agreement, the Corporation agreed to reduce its dividend per share for second quarter 1996 and each subsequent quarter to an amount not to exceed 0.733 multiplied by SBC's dividend per share for each quarter. Based on SBC's first quarter dividend of $0.43 per share, the Corporation's quarterly dividend would not exceed $0.315 per share. Completion of the merger is subject to certain conditions, including regulatory approvals and approval by the shareowners of each company.

     Purchase Commitments

     In November 1995, the Corporation announced plans to acquire 100 percent of the stock of Wireless Holdings, Inc. and Videotron Bay Area, Inc., which hold licenses and rights to provide wireless video services. Both are joint ventures between Transworld Telecommunications, Inc. ("TTI") and Le Groupe Videotron Ltee. The transaction involves the exchange of approximately $120 million of the Corporation's stock for the outstanding stock of the acquired companies and the Corporation's assumption of approximately $55 million of debt. Closing is expected in third quarter 1996 and is subject to a number of conditions, including regulatory and TTI shareowner approval.

     In December 1994, Pacific Bell contracted for the purchase of up to $2 billion of Advanced Communications Network facilities, which will incorporate emerging technologies. Pacific Bell is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria. Management expects the purchase amount to be less than $800 million in 1998.

     As of March 31, 1996 Pacific Bell had purchase commitments of about $260 million remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


B.   COMMITMENTS AND CONTINGENCIES (Continued)

     Purchase Options

     In June 1990, Prime Cable of Chicago, Inc. ("Prime Cable") acquired certain Chicago cable television properties from Group W. The Corporation, through its PTCB subsidiary, holds options to purchase a 75 percent interest in Prime Cable. TC Cable, Inc. ("TC Cable") now holds this interest. PacTel Capital Funding, a wholly owned subsidiary of the Corporation, has guaranteed bank financing used by TC Cable and its parent corporation to acquire this interest. The guarantees cover initial loan amounts of $60 million as well as interest accruing on the loans, which will be added to the outstanding loan balances up to an aggregate of $136 million. In management's opinion, the likelihood that the Corporation will be required to pay principal or interest on this debt under these guarantees is remote.

     Revenues Subject to Refund

     In 1992, the California Public Utilities Commission ("CPUC") issued a decision adopting, with modification, SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted Pacific Bell approximately $100 million in each of the years 1993-1996 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994, are subject to refund plus interest. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on Pacific Bell. Related revenues subject to refund totaled about $147 million at March 31, 1996. Management believes postretirement benefits costs are appropriately recoverable in Pacific Bell's price cap filings.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


B.   COMMITMENTS AND CONTINGENCIES (Continued)

     Property Tax Investigation

     In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including Pacific Bell, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in Pacific Bell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as $60 million plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision discussed above. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on Pacific Bell.

C. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

     Pacific Telesis Financing I, II, and III (the "Trusts") were formed for the exclusive purpose of issuing preferred and common securities representing undivided beneficial interests in the Trusts and investing the proceeds from the sale of Trust Originated Preferred Securities ("TOPrS") in unsecured subordinated debt securities of the Corporation. In January 1996, the Corporation sold $500 million of 7.56 percent TOPrS through Pacific Telesis Financing I. The 20 million shares of TOPrS were priced at $25 per share, have a 30-year maturity, an extension option, and are callable in five years at par. The TOPrS shares are subject to a limited guarantee by the Corporation. The proceeds were used to reduce the Corporation's commercial paper outstanding.

     As of March 31, 1996, the sole asset of Pacific Telesis Financing I consisted of $515.5 million in principal amount of the 7.56 percent Subordinated Debentures of the Corporation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Quarterly Report on Form 10-Q contains historical information and certain forward-looking statements that involve potential risks and uncertainties. Pacific Telesis Group's (the "Corporation") actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the "Annual Financial Review" in the Corporation's 1996 Proxy Statement. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Corporation undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of the Corporation for the three-month period ended March 31, 1996 to the corresponding period in 1995. The Corporation's operations include Pacific Bell and Nevada Bell (the "Telephone Companies"), along with several other units. Results for the first three months of 1996 may not be indicative of results for the full year.

A summary of selected operating data is shown below:

                                                       For the 3 Months Ended
                                                               March 31,
                                                       ----------------------
                                                                          %
Operating Statistics                                     1996    1995  Change
- -----------------------------------------------------------------------------
Return on shareowners' equity (%)..................      53.4    21.1       -
Capital expenditures ($mil)........................       538     487    10.5
Total employees at March 31........................    48,776  51,251    -4.8
Telephone Companies' employees at March 31*........    45,019  48,027    -6.3
Telephone Companies' employees per ten thousand
  access lines*....................................      28.1    31.2    -9.9
=============================================================================
* Excludes Pacific Bell Directory and Pacific Bell Mobile Services employees.

Earnings
- --------
For first quarter 1996, the Corporation reported earnings of $298 million, or $0.70 per share, compared to $282 million, or $0.67 per share for first quarter 1995. This represents an increase of 5.7 percent in net income and
4.5 percent in earnings per share.

The Corporation's first quarter results reflect a significant increase in access line growth, highlighting the Corporation's success in marketing additional access lines for the home and paralleling California's continued economic resurgence. The California Public Utilities Commission ("CPUC") authorized facilities-based local services competition effective January 1996, and resale competition effective March 1996. As of March 31, 1996, this recently authorized local competition had not caused a significant effect on the Corporation's earnings. Management is concerned, however, that under certain scenarios such competition could deprive Pacific Bell of the opportunity to earn a fair rate-of-return depending on the outcome of certain open issues in the local competition rules proceeding.

                                                       For the 3 Months Ended
                                                               March 31,
                                                       ----------------------
                                                                          %
Volume Indicators                                        1996    1995  Change
- -----------------------------------------------------------------------------
  Switched access lines at March 31 (thousands).....   16,009  15,409     3.9
  Residence.........................................   10,016   9,713     3.1
  Business..........................................    5,780   5,483     5.4
  Other.............................................      213     213       -
  ISDN access lines at March 31.....................       66      27   144.4
  (thousands, included in above)

  Interexchange carrier access minutes-of-use
     (millions).....................................   15,827  14,381    10.1
  Interstate........................................    8,633   8,130     6.2
  Intrastate........................................    7,194   6,251    15.1

  Toll messages (millions)..........................    1,253   1,167     7.4
  Toll minutes-of-use (millions)....................    3,819   3,582     6.6

  Voice mailbox equivalents at March 31(thousands)..    1,516   1,212    25.1
  Custom calling services at March 31(thousands)....    7,406   6,730    10.0
=============================================================================

The total number of access lines in service grew to 16,009 thousand, an increase of 3.9 percent for the twelve months ended March 31, 1996. The residential access line growth rate increased to 3.1 percent for the twelve months ended March 31, 1996 from about 2.1 percent last year. Changes in technology, telecommuting and the Corporation's increased marketing efforts are fueling increased demand for additional telephone lines in the home. Second access lines in residences grew 11.0 percent, from 1,675 thousand lines to 1,860 thousand lines. The growth rate in business access lines climbed to
5.4 percent for the twelve months ended March 31, 1996 from 4.1 percent last year. The growth in business access lines reflects increased employment levels in California. The number of ISDN lines in service increased 144.4 percent for the twelve months ended March 31, 1996 as customers increased telecommuting and demanded faster data transmission and Internet access. Sales of the Corporation's high-speed data transmission products are growing rapidly due to improved market segmentation and sales training.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Telephone Companies' local networks. Access minutes-of-use for the three months ended March 31, 1996 increased by 10.1 percent compared to a 9.1 percent increase during the same period last year due primarily to economic growth.

Toll messages and minutes-of-use are comprised of Message Telecommunications Service and Optional Calling Plans ("local toll") as well as WATS and terminating 800 services. For the three months ended March 31, 1996, toll minutes-of-use increased by 6.6 percent. The increase was driven by economic growth partially offset by competitive losses.

High demand for the Corporation's voice mail products continued in 1996. Voice mailbox equivalents in service increased 25.1 percent for the 12 months ended March 31, 1996 to 1,516 thousand. Similarly, demand for Custom Calling Services, such as call waiting, grew 10.0 percent for the 12 months ended March 31, 1996 as customers asked for greater convenience and more control over their telephone communications.

Operating Revenues
- ------------------
                                                       For the 3 Months Ended
                                                               March 31,
                                                        ---------------------
($ millions)                                             1996    1995  Change
- -----------------------------------------------------------------------------
Total operating revenues .......................       $2,334  $2,254     $80
                                                                         3.5%
- -----------------------------------------------------------------------------

Revenues for first quarter 1996 increased $80 million from the same period last year primarily due to increased customer demand of $115 million for the Corporation's telephone services driven by the strengthening of California's economy, partially offset by $30 million of revenue reductions ordered by the Federal Communications Commission ("FCC"). The CPUC issued an order in December 1995 suspending use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of the Company's regulated services through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process.

Factors affecting revenue changes for the first quarter of 1996 are summarized in the following table.

                                                                        Total
                                         Price                         Change
                                           Cap            Customer       From
($ millions)                            Orders    Misc.     Demand       1995
- -----------------------------------------------------------------------------
Local service........................    $  -      $ 7       $ 23         $30
Network access
  Interstate.........................     -30       24         22          16
  Intrastate.........................       -       -8         21          13
Toll service.........................       -      -33         31          -2
Other service revenues...............       -        5         18          23
                                         ----      ---       ----         ---
Total operating revenues.............    -$30      -$5       $115         $80
=============================================================================

The $23 million increase in customer demand for local service is the result of the 3.9 percent growth in access lines and the 10.0 percent growth in custom calling services. These increases were generated by the improved economy in California and the Corporation's focused customer retention efforts.

The $22 million increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. The $21 million customer demand-related increase in intrastate network access revenues also resulted from growth in access minutes-of-use.

The $31 million increase in customer demand-related toll service revenues is driven primarily by increased local toll usage resulting from general economic growth. The customer demand-related increase in local toll service revenues was partially offset by competitive losses in WATS and 800 services. Interexchange carriers currently have the competitive advantage of being able to offer WATS and 800 services both within and between service areas.

The increase in other service revenues reflects the continuing success of the Telephone Companies' voice mail products and directory operations.


Operating Expenses
- ------------------
                                                       For the 3 Months Ended
                                                               March 31,
                                                       ----------------------
($ millions)                                             1996    1995  Change
- -----------------------------------------------------------------------------
Total operating expenses.......................        $1,744  $1,764    -$20
                                                                        -1.1%
- -----------------------------------------------------------------------------

The decrease in total operating expenses for the three months ended March 31, 1996 compared to the same period in 1995 reflects the Corporation's continuing cost reduction efforts in the core telephone business. Increased expenses for new business initiatives largely offset these decreases. Primary factors affecting expense changes are summarized below.

                                                                        Total
                               Pacific    Pacific                         PTG
                                 Bell*      Bell*   Pacific     Other  Change
                              Salaries   Employee     Bell*     PTG**    from
($ millions)                   & Wages   Benefits     Misc.  Entities    1995
- -----------------------------------------------------------------------------
Cost of products and services..   -$22       -$26      -$ 7       $ 1    -$54
Customer operations and
  selling expenses.............      6         -5         2        25      28
General, administrative,
  and other expenses...........     -5         -1        13         5      12
Property & other taxes.........      -          -        -1         -      -1
Depreciation and amortization..      -          -       -10         5      -5
                                  ----       ----      ----      ----    ----
Total operating expenses.......   -$21       -$32      -$ 3       $36    -$20
=============================================================================
*  Excludes Pacific Bell subsidiaries.
** Pacific Telesis Group.  Includes Pacific Bell subsidiaries.

At Pacific Bell, excluding its subsidiaries, salary and wage expense decreased $21 million for first quarter 1996 compared to the same period in 1995, primarily due to the continued force reduction programs and decreased overtime in 1996 due to milder weather when compared to 1995. The effect of these decreases was partially offset by wage increases associated with new labor agreements effective August 1995.

At Pacific Bell, excluding its subsidiaries, employee benefits expense decreased $32 million for the three-month period ending March 31, 1996 compared to the same period in 1995 primarily due to changes in employee benefit plans and benefit plan assumptions. The effect of these decreases was partially offset by increased pension expense as a result of discontinuing the application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation" that was effective third quarter 1995. Management expects the changes in employee benefit plans and benefit plan assumptions to continue to produce savings throughout the year.

At Pacific Bell, excluding its subsidiaries, depreciation expense decreased $10 million for the three-month period ending March 31, 1996 compared to the same period in 1995 primarily due to the elimination of the amortization of certain regulatory assets associated with the discontinued application of SFAS 71. The effect of this decrease was partially offset by higher telecommunications plant balances in first quarter 1996.

The Corporation's other entities' total operating expenses increased for first quarter 1996 compared to first quarter 1995 due to expenses for new business initiatives, such as Personal Communications Services ("PCS"), Internet access and long distance.

Interest Expense
- ----------------
                                                       For the 3 Months Ended
                                                               March 31,
                                                        ---------------------
($ millions)                                            1996    1995   Change
- -----------------------------------------------------------------------------
Interest expense...................................      $93    $117     -$24
                                                                       -20.5%
- -----------------------------------------------------------------------------

Interest expense for first quarter 1996 decreased compared to the same period in 1995 due primarily to lower interest rates and the change in classification of interest during construction from an item of miscellaneous income to a reduction in interest expense due to the discontinued application of SFAS 71.

Miscellaneous Income (Expense) - Net
- ------------------------------------
                                                       For the 3 Months Ended
                                                                March 31,
                                                       ----------------------
($ millions)                                             1996    1995  Change
- -----------------------------------------------------------------------------
Miscellaneous income (expense) - net.......               -$4     $31    -$35
                                                                      -113.0%
- -----------------------------------------------------------------------------

Miscellaneous income decreased for first quarter 1996 compared to first quarter 1995 primarily due to interest income received on a tax refund in first quarter 1995, the change in classification of interest during construction from an item of miscellaneous income to a reduction of interest expense, and dividends paid on Trust Originated Preferred Securities ("TOPrS"). (See Note C - "Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust" on page 9.)


Income Taxes
- ------------
                                                       For the 3 Months Ended
                                                                March 31,
                                                       ----------------------
($ millions)                                             1996    1995  Change
- -----------------------------------------------------------------------------
Income taxes......................................       $195    $122     $73
                                                                        59.8%
- -----------------------------------------------------------------------------

The increase in income tax expense for first quarter 1996 compared to first quarter 1995 is primarily due to higher pre-tax income, tax adjustments and tax refunds received in 1995.

Status of Reserves
- ------------------

As previously reported, the Corporation established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. After new hires, net force reduction for Pacific Bell, excluding its subsidiaries, was approximately 190 employees for the first three months of 1996. A total of $71 million in cash outlays was charged to the reserve in first quarter 1996. These costs were primarily for information systems reengineering and facilities consolidation. As of March 31, 1996, a balance of $157 million remained in the restructuring reserve.

Other reserves were recorded in 1993, 1992 and 1990 primarily related to the Corporation's withdrawal from, or restructuring of, its real estate, cable, and customer premises equipment businesses. Management believes the $98 million balance in these reserves remaining at March 31, 1996, is adequate.

LIQUIDITY AND FINANCIAL CONDITION

The Corporation defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, pay its current obligations, and pay dividends. The Corporation expects to continue to meet the majority of its liquidity needs from internally generated funds, but can also obtain external financing through the issuance of common stock, preferred stock, and short- and long-term debt, if needed. The merger agreement does not affect the Corporation's ability to finance operations. (See "Merger Agreement" under Note B on page 7.)

Short-term borrowings are available under a commercial paper program and through uncommitted unused lines of credit. These lines of credit are subject to continued review by the lending banks. At March 31, 1996, the unused lines of credit available totaled approximately $2.7 billion.

For longer-term borrowings, at March 31, 1996, Pacific Bell has remaining authority from the CPUC to issue up to $1 billion of long- and intermediate-term debt. The proceeds may be used only to redeem maturing debt and to refinance other debt issues. Pacific Bell has remaining authority from the Securities and Exchange Commission ("SEC") to issue up to $400 million of long- and intermediate-term debt through a shelf registration filed in April 1993. The Corporation's PacTel Capital Resources ("PTCR") subsidiary may issue up to $192 million of medium-term notes through a shelf registration on file with the SEC. The Corporation and Pacific Telesis Financing I, II, and III have remaining authority to sell up to $500 million of TOPrS to the public through a shelf registration filed with the SEC in October 1995. (See Note C -"Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust" on page 9.) The TOPrS are subject to a limited guarantee by the Corporation.

In March 1996, Moody's Investors Services, Inc. placed the senior long-term debt ratings of Pacific Bell and PTCR as well as the preferred securities rating of Pacific Telesis Financing I, II, and III under review for possible downgrade. The ratings are still under review.

In April 1996, reflecting the announcement of the merger agreement with SBC Communications Inc. ("SBC"), Standard & Poor's Corporation revised the outlook on Pacific Telesis Group's corporate credit ratings, including PTCR, to stable from negative. (See "Merger Agreement" under Note B on page 7.) The outlook for Pacific Bell remains negative. Also reflecting the merger agreement announcement, Duff and Phelps, Inc. reaffirmed its ratings of Duff 1+ and Double-A-Minus ("AA-") on Pacific Bell's commercial paper and debentures, respectively.

The Corporation has entered into leasing arrangements to finance equipment associated with the buildout of its PCS network. In accordance with generally accepted accounting principles, these leases are being classified as capital leases in property, plant, and equipment. As of March 31, 1996, the financing obtained under the leases was $99 million. Management expects the total financing to reach about $460 million, of which approximately one-third will be repaid in Japanese yen. To hedge exposure to foreign currency exchange fluctuations, the Corporation has entered into foreign currency forward contracts to purchase yen in amounts equal to the current yen lease obligations when they become due. Gains or losses on these contracts and the yen lease obligations due to foreign currency rate fluctuations will offset in results of operations. The Corporation does not expect to realize any loss from counterparty nonperformance under these contracts.

In November 1995, the Corporation announced plans to acquire 100 percent of the stock of Wireless Holdings, Inc. and Videotron Bay Area, Inc., which hold licenses and rights to provide wireless video services. Both are joint ventures between Transworld Telecommunications, Inc. ("TTI") and Le Groupe Videotron Ltee. The transaction involves the exchange of approximately $120 million of the Corporation's stock for the outstanding stock of the acquired companies, and the Corporation's assumption of approximately $55 million of debt. Closing is expected in third quarter 1996 and is subject to a number of conditions, including regulatory and TTI shareowner approval.

Cash from operating activities decreased $131 million for the three months ended March 31, 1996 compared to the same period in 1995. The decrease was primarily due to timing differences in the payment and collection of accounts payable and accounts receivable, respectively, and a tax refund of $70 million received in 1995.

Cash used for investing activities increased $67 million for the three months ended March 31, 1996 compared to the same period in 1995. The increase was primarily due to investments in the Pacific Bell Mobile Services PCS network and to upgrade the core telecommunications network. This increase was partially offset by an $83 million payment on the PCS licenses in March 1995. Management anticipates the level of capital expenditures for the full year 1996 to be lower than that of 1995.

Cash used for financing activities decreased $216 million for the three months ended March 31, 1996 compared to the same period in 1995. The decrease reflects an overall increase in long-term financing used primarily to reduce short-term borrowings. In January 1996, the Corporation sold $500 million of
7.56 percent TOPrS. The proceeds were used to reduce the Corporation's commercial paper outstanding. In February 1996, Pacific Bell issued $250 million of 5.875 percent debentures due February 15, 2006. The proceeds from the sale of the debentures were used to reduce short-term debt incurred to retire Pacific Bell debentures in December 1995. In addition, the
Corporation financed $99 million through its leasing arrangements for equipment purchases associated with the PCS network.

The  Corporation's debt ratio improved to 68.3  percent at March 31, 1996 from
74.1 percent at December 31, 1995. This improvement is due to the use of the TOPrS proceeds to reduce commercial paper. (See Note C-"Corporation Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust" on page 9.) Pre-tax interest coverage was 6.4 times for the first three months in 1996 compared to 4.5 times for the same period in 1995. This increase was due primarily to higher pre-tax income.

For first quarter 1996, the Pacific Telesis Group Board of Directors maintained the Corporation's dividend at $0.545 per share. Pursuant to the merger agreement with SBC, the Corporation agreed to reduce its dividend per share for second quarter 1996 and each subsequent quarter to an amount not to exceed 0.733 multiplied by SBC's dividend per share for each quarter. Based on SBC's first quarter dividend of $0.43 per share, the Corporation's quarterly dividend would not exceed $0.315 per share. (See "Merger Agreement" under Note B on page 7.)


MERGER AGREEMENT

On April 1, 1996, SBC and the Corporation jointly announced a definitive agreement whereby the Corporation will become a wholly owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction, which has been approved by the Board of Directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. Completion of the merger is subject to certain conditions, including regulatory approvals and approval by the shareowners of each company.


PENDING REGULATORY ISSUES

1996 Interstate Access Charge Filing
- ------------------------------------

In April 1996, the Telephone Companies  filed their 1996 annual access tariffs
with the FCC.   These tariffs propose rate increases of  about $24 million for the July 1, 1996 through June 30, 1997 tariff year.

FCC Proposal on Wireless Interconnection
- ----------------------------------------

In January 1996, the FCC released a Notice of Proposed Rulemaking in which the FCC proposed to change the arrangement under which the Telephone Companies and other local exchange carriers ("LECs") are compensated for interconnecting with and terminating traffic for Commercial Mobile Radio Service ("CMRS") providers (including cellular and PCS providers). Under the FCC's proposal, for an interim period the Telephone Companies would no longer receive compensation for these functions. Each carrier would terminate traffic for the other at no charge ("bill and keep"). LECs terminate over four times more traffic for CMRS providers than CMRS providers terminate traffic for LECs. The Telephone Companies have advocated interconnection based on negotiated mutual compensation agreements. It is possible that the FCC could decide this issue in the near term. If adopted, bill and keep would have a material adverse effect on the Corporation.


Long Distance Service
- ---------------------

In February 1996, the Telecommunications Act of 1996 was signed into law establishing new procedures under which the Corporation can apply to offer long distance telephone service between service areas. To compete effectively in this market, the Corporation formed Pacific Bell Communications ("PBCOM"). In March and April of 1996, PBCOM filed applications in California and Nevada to provide competitive long distance telephone service between and within service areas and local exchange services as a non-dominant carrier. The
Corporation must comply with a competitive checklist required by the Telecommunications Act of 1996 before PBCOM can receive FCC approval to offer long distance service between service areas. Both federal and state approvals are required before PBCOM may enter these markets. Management expects to be able to provide these services in early 1997.


Nevada Bell Rate Case
- ---------------------

In March 1996, Nevada Bell filed a rate case with the Public Service Commission of Nevada ("PSCN"). Acceptance of the rate case as filed would eliminate sharing of productivity gains between Nevada Bell and its customers. It would also allow Nevada Bell to accelerate its depreciation methods to reflect the shorter economic lives of assets in a competitive environment and establish competitive pricing of certain services. The PSCN is required to issue a decision on the filing by October 7, 1996. Nevada Bell has asked that the new rate structure become effective as of January 1, 1997. Nevada Bell does not anticipate that the depreciation method change, if granted, would result in a write-down of telephone plant.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K.

  (a)    Exhibits.

         Exhibits identified in parentheses below on file with the SEC are incorporated herein by reference as exhibits hereto.

Exhibit
Number   Description
- -------  -----------

  3(ii)  By-Laws of Pacific Telesis Group, as amended to April 1, 1996.

  4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Telesis Group or its subsidiaries is filed herewith pursuant to Regulation S-K,
         Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Telesis Group hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  11     Computation of Earnings per common share.

  15     Letter re unaudited interim financial information.

  27     Article 5 FDS for 1st Quarter 1996 Form 10-Q.

The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

  (b)    Report on Form 8-K.

         Form 8-K, Date of Report January 4, 1996, was filed with the SEC, under Item 7, attaching the Opinion of Richard W. Odgers, Esq. regarding the issuance of TOPrS.

FORM 10-Q





                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Pacific Telesis Group





                                 BY   /s/ W. E. Downing
                                      --------------------------
                                      W. E. Downing
                                      Executive Vice President,
                                      Chief Financial Officer & Treasurer


May 13, 1996

                                 EXHIBIT INDEX

Exhibits identified in parentheses below on file with the SEC are incorporated
herein by  reference as exhibits hereto.   All other exhibits  are provided as
part of the electronic transmission.

Exhibit
Number                            Description
- -------                           -----------

  3(ii)  By-Laws of Pacific Telesis Group, as amended to April 1, 1996.

  4 No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Telesis Group or its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Telesis Group hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  11     Computation of Earnings per common share.

  15     Letter re unaudited interim financial information.

  27     Article 5 FDS for 1st Quarter 1996 Form 10-Q.