Form 10-Q
period 1996-06-30
PACIFIC TELESIS GROUP
filed 1996-08-13
CIK 732716

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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


         At July 31, 1996, 428,330,798 common shares were outstanding.

                      PACIFIC TELESIS GROUP AND SUBSIDIARIES
                              TABLE OF CONTENTS


                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

     Review Report of Independent Accountants ........................   1

     Condensed Consolidated Statements of Income .....................   2

     Condensed Consolidated Balance Sheets ...........................   3

     Condensed Consolidated Statements of Cash Flows .................   5

     Notes to Condensed Consolidated Financial Statements ............   7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ..........................  12


PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders .........  27

Item 6.  Exhibits and Reports on Form 8-K ............................  28


SIGNATURE ............................................................  30
- ---------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of Pacific Telesis Group:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Telesis Group and Subsidiaries (the "Corporation") as of June 30, 1996 and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

August 12, 1996

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                     For the 3 Months      For the 6 Months
                                       Ended June 30,        Ended June 30,
(Dollars in millions,               -----------------      ----------------
except per share amounts)              1996      1995         1996     1995
- ---------------------------------------------------------------------------
OPERATING REVENUES
Local service ...................    $1,015    $  946       $1,994   $1,895
Network access:
  Interstate ....................       461       428          919      870
  Intrastate ....................       186       178          366      345
Toll service ....................       322       296          639      615
Other service revenues ..........       409       383          809      760
                                     ------    ------       ------    -----
TOTAL OPERATING REVENUES.........     2,393     2,231        4,727    4,485
                                     ------    ------       ------    -----
OPERATING EXPENSES
Cost of products and services ...       398       425          845      926
Customer operations and
  selling expenses ..............       475       440          938      875
General, administrative, and
  other expenses ................       410       328          736      642
Property and other taxes.........        44        53           90      100
Depreciation and amortization ...       466       467          928      934
                                     ------    ------       ------    -----
TOTAL OPERATING EXPENSES.........     1,793     1,713        3,537    3,477
                                     ------    ------       ------    -----
OPERATING INCOME.................       600       518        1,190    1,008
Interest expense.................        94       116          187      233
Other income(expense)-net........       (17)       13          (21)      44
                                     ------    ------       ------    -----
INCOME BEFORE INCOME TAXES.......       489       415          982      819
Income taxes.....................       208       155          403      277
                                     ------    ------       ------    -----
NET INCOME.......................    $  281    $  260       $  579    $ 542
                                     ======    ======       ======   ======

Earnings per share ..............    $ 0.66    $ 0.61       $ 1.35    $1.28
Dividends per share .............    $0.315    $0.545       $ 0.86    $1.09
Average shares outstanding
   (thousands) ..................   428,436   424,065      428,436  424,065
===========================================================================
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,   December 31,
(Dollars in millions)                                 1996         1995
- ---------------------------------------------------------------------------
ASSETS:                                             (Unaudited)

Cash and cash equivalents.........................   $    54        $   76
Accounts receivable - (net of allowances for
  uncollectibles of $144 and $132 in 1996
  and 1995, respectively).........................     1,552         1,505
Prepaid expenses and other current assets.........     1,010         1,002
                                                     -------        ------
Total current assets..............................     2,616         2,583
                                                     -------        ------
Property, plant, and equipment - at cost..........    27,983        27,222
  Less:  accumulated depreciation.................   (16,457)      (15,837)
                                                     -------        ------
Property, plant, and equipment - net..............    11,526        11,385
                                                     -------        ------
Other noncurrent and intangible assets............     1,915         1,873
                                                     -------        ------
TOTAL ASSETS......................................   $16,057       $15,841
                                                     =======       =======

LIABILITIES AND SHAREOWNERS' EQUITY:

Accounts payable and accrued liabilities..........   $ 2,022       $ 2,203
Debt maturing within one year.....................       583         1,530
Other current liabilities.........................       722           908
                                                     -------        ------
Total current liabilities.........................     3,327         4,641
                                                     -------        ------
Long-term obligations.............................     5,149         4,737
                                                     -------        ------
Other noncurrent liabilities and deferred credits.     4,119         4,273
                                                     -------        ------

                           (Continued on next page)

                   PACIFIC TELESIS GROUP AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                                                    June 30,   December 31,
(Dollars in millions)                                 1996           1995
- ---------------------------------------------------------------------------
                                                 (Unaudited)
LIABILITIES AND SHAREOWNERS' EQUITY (Continued):

Commitments and contingencies (Note B)

Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*
(Note C).........................................      1,000             -
                                                      ------        ------
Common stock ($0.10 par value; 432,827,595
shares issued; 428,442,133 and 428,434,672
  shares outstanding)............................         43            43
Additional paid-in capital.......................      3,501         3,498
Accumulated deficit..............................       (770)         (982)
Treasury stock (4,385,462 and 4,392,923 shares)..       (127)         (127)
Deferred compensation - LESOP trust..............       (185)         (242)
                                                     -------        ------
Total shareowners' equity........................      2,462         2,190
                                                     -------        ------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY........    $16,057       $15,841
                                                     =======       =======
==========================================================================
* The sole asset of the trusts consist of $1,030 million in principal amount of the Subordinated Debentures of Pacific Telesis Group.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the 6 Months Ended
                                                              June 30,
                                                      ---------------------
(Dollars in millions)                                       1996       1995
- ---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES:
Net income...........................................    $   579    $  542
Adjustments to reconcile net income to cash from
 operating activities:
  Depreciation and amortization......................        928       934
  Change in deferred income taxes....................        112         3
  Changes in operating assets and liabilities:
    Accounts receivable..............................        (47)      172
    Prepaid expenses and other current assets........        (35)      (38)
    Other noncurrent and intangible assets...........        (51)      152
    Accounts payable and accrued liabilities.........       (148)      (51)
    Other current liabilities........................       (100)      (13)
    Noncurrent liabilities and deferred credits......       (158)     (307)
  Other adjustments, net.............................        (34)      (37)
                                                         -------    ------
Cash from operating activities.......................      1,046     1,357
                                                         -------    ------
CASH USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment..........     (1,092)     (832)
Investment in PCS licenses...........................        (41)     (640)
Other investing activities, net......................         (5)      (13)
                                                         -------    ------
Cash used for investing activities...................     (1,138)   (1,485)
                                                         -------    ------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of common and treasury shares.        103        62
Proceeds from issuance of long-term debt.............        248         -
Retirements of long-term debt........................        (15)     (202)
Proceeds from issuance of trust originated
  preferred securities...............................      1,000         -
Proceeds from sale and leaseback transactions........        178         -
Dividends paid.......................................       (466)     (462)
Increase (decrease) in short-term borrowings, net....       (945)      668
Other financing activities, net......................        (33)       (1)
                                                         -------    ------
Cash from financing activities.......................         70        65
                                                         -------    ------

                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                                     For the 6 Months Ended
                                                              June 30,
                                                      ---------------------
(Dollars in millions)                                       1996       1995
- ---------------------------------------------------------------------------
Decrease in cash and cash equivalents................        (22)      (63)
Cash and cash equivalents at January 1...............         76       135
                                                         -------    ------
Cash and cash equivalents at June 30.................    $    54    $   72
                                                         =======    ======
Cash payments for:
  Interest...........................................    $   179    $  238
  Income taxes.......................................    $   151    $  149
===========================================================================
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A. BASIS OF PRESENTATION

   The Condensed Consolidated Financial Statements include the accounts of Pacific Telesis Group (the "Corporation") and its wholly- and majority-owned subsidiaries. The Corporation includes a holding company, Pacific Telesis, and its telephone subsidiaries: Nevada Bell and Pacific Bell (which when used herein includes its subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration and others) hereinafter referred to as the Telephone Companies. Other Pacific Telesis subsidiaries include Pacific Telesis Enterprises, Pacific Bell Communications, and several other subsidiaries that provide video, communications and other services. The Condensed Consolidated Financial Statements reflect reclassifications made to conform with the current year presentation. These reclassifications did not affect net income or shareowners' equity.

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

   Effective third quarter 1995, Pacific Bell discontinued accounting under Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." Nevada Bell continues to apply SFAS 71 accounting.

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

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   Change In Estimates

   In March 1996, management amended the salaried pension plan, which changed from a final pay plan to a cash balance plan. As a result of the approval of this plan amendment, in second quarter 1996 the Corporation updated its actuarial assumptions to reflect changes in market interest rates and recent experience, including a change in its assumption concerning future ad hoc increases in pension benefits. These changes in estimates increased net income by approximately $38 million, or $0.09 per share for second quarter 1996 in comparison to the same period in 1995.


B. COMMITMENTS AND CONTINGENCIES

   Merger Agreement

   On April 1, 1996, SBC Communications Inc. ("SBC") and the Corporation jointly announced a definitive agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for
   0.733 shares of SBC common stock, subject to adjustment. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of the Corporation and SBC approved the transaction, which previously had been approved by the respective Board of Directors of each company. Pursuant to the merger agreement, the Corporation reduced its second quarter 1996 dividend to $0.315 per share from the first quarter 1996 dividend of $0.545 per share. Dividends per share for each subsequent quarter will be adjusted to an amount not to exceed 0.733 multiplied by SBC's dividend per share for each quarter. The merger is subject to certain conditions and regulatory approvals, including approval by the California Public Utilities Commission ("CPUC"), which has established a schedule for review of the transaction with final comments from interested parties due in December 1996. If approvals are granted, the transaction is expected to close in the first quarter of 1997.

   Purchase Commitments

   In November 1995, the Corporation announced plans to acquire 100 percent of the stock of Wireless Holdings, Inc. and Videotron Bay Area, Inc., which hold licenses and rights to provide wireless video services. Both are joint ventures between Transworld Telecommunications, Inc. ("TTI") and Le Groupe Videotron Ltee. The transaction involves the exchange of approximately $110 million of the Corporation's stock for the outstanding stock of the acquired companies and the Corporation's assumption of approximately $65 million of debt. Closing is expected in the latter half of 1996 and is subject to a number of conditions, including regulatory and TTI shareowner approval.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

B. COMMITMENTS AND CONTINGENCIES (Continued)

   In December 1994, Pacific Bell contracted for the purchase of up to $2 billion of Advanced Communications Network facilities, which will incorporate emerging technologies. Pacific Bell is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria. Management now expects the actual amount of these facilities purchased in 1998 will be less than $800 million.

   As of June 30, 1996, Pacific Bell had purchase commitments of about $232 million remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

   Purchase Options

   In June 1990, Prime Cable of Chicago, Inc. ("Prime Cable") acquired certain Chicago cable television properties from Group W. The Corporation, through its PTCB subsidiary, holds options to purchase a 75 percent interest in Prime Cable. TC Cable, Inc. ("TC Cable") now holds this interest. PacTel Capital Funding, a wholly-owned subsidiary of the Corporation, has guaranteed bank financing used by TC Cable and its parent corporation to acquire this interest. The guarantees cover initial loan amounts of $60 million as well as interest accruing on the loans, which will be added to the outstanding loan balances up to an aggregate of $136 million. In management's opinion, the likelihood that the Corporation will be required to pay principal or interest on this debt under these guarantees is remote.


   Revenues Subject to Refund

   In 1992, the CPUC issued a decision adopting, with modification, SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted Pacific Bell approximately $100 million in each of the years 1993-1996 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994, are subject to refund plus interest. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on Pacific Bell. Related revenues subject to refund totaled about $172 million at June 30, 1996. Management believes postretirement benefits costs are appropriately recoverable in Pacific Bell's price cap filings.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

B. COMMITMENTS AND CONTINGENCIES (Continued)

   Property Tax Investigation

   In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including Pacific Bell, on a specific methodology for valuing utility property for property tax purposes. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in Pacific Bell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $60 million as of June 30, 1996, plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision discussed above. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Corporation.

C. CORPORATION-OBLIGATED  MANDATORILY  REDEEMABLE   PREFERRED  SECURITIES   OF
   SUBSIDIARY TRUSTS

   Pacific Telesis Financing I, II, and III (the "Trusts") were formed for the exclusive purpose of issuing preferred and common securities representing undivided beneficial interests in the Trusts and investing the proceeds from the sale of Trust Originated Preferred Securities ("TOPrS") in unsecured subordinated debt securities of the Corporation. In January 1996, the Corporation sold $500 million of 7.56 percent TOPrS through Pacific Telesis Financing I. The 20 million shares of TOPrS were priced at $25 per share, have a 30-year maturity, an extension option, and are callable in five years at par. In June 1996, the Corporation sold $500 million of 8.5 percent TOPrS through Pacific Telesis Financing II. The 20 million shares of TOPrS are priced at $25 per share, have a 30-year maturity, an extension option, and are callable in five years at par. The proceeds were used to retire short-term indebtedness, primarily commercial paper. TOPrS are subject to a limited guarantee from the Corporation.

   As of June 30, 1996, the sole asset of Pacific Telesis Financing I and II consists of subordinated debt securities of the Corporation in principal amounts of $515.5 and $514.5 million, respectively, with interest rates of
   7.56 and 8.5 percent, respectively.

D. SUBSEQUENT EVENT

   In August 1996, Pacific Bell issued $250 million of 6.875 percent debentures due August 15, 2006. The debentures may not be redeemed prior to maturity. The proceeds from the sale of the debentures will be used to reduce short-term debt incurred to retire Pacific Bell's debentures totaling approximately $500 million in December 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Except for historical information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Pacific Telesis Group's (the "Corporation") future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the "Annual Financial Review" in the Corporation's 1996 Proxy Statement. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Corporation undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of the Corporation for the three- and six-month periods ended June 30, 1996 to the same periods in 1995. The Corporation's operations include Pacific Bell and Nevada Bell (the "Telephone Companies"), along with several other units. Results for the first six months of 1996 may not be indicative of results for the full year.

A summary of selected operating data is shown below:

                              For the 3 Months Ended  For the 6 Months Ended
                                      June 30,               June 30,
                              ----------------------  -----------------------
                                                   %                      %
Operating Statistics             1996   1995  Change    1996   1995  Change
- -----------------------------------------------------------------------------
Return on shareowners'
  equity (%)..................   47.4   19.2       -    49.8   20.2       -
Capital expenditures ($mil)...    603  1,058   -43.0   1,141  1,545   -26.1
Total employees at June 30.... 48,656 50,871    -4.4       -    -         -
Telephone Companies' employees
  at June 30*................. 44,743 47,648    -6.1       -      -       -
Telephone Companies' employees
 per ten thousand access lines
  at June 30*................    27.6   30.8   -10.4       -    -         -
- -----------------------------------------------------------------------------
* excludes Pacific Bell Directory and Pacific Bell Mobile Services employees.

Earnings
- --------

Fueled by increases in customer access line growth, marketing efforts, a rebound in the California economy and continued cost containment, offset by costs for this year's new business initiatives, the Corporation reported net income of $281 million for the second quarter 1996, an 8.1 percent increase over the $260 million reported for the same period last year. Earnings per share for the second quarter 1996 was $0.66, up 8.2 percent from the $0.61 per share for the same period last year. For the first six months of 1996, the Corporation reported net income of $579 million, or $1.35 per share, compared to earnings of $542 million, or $1.28 per share for a year ago. (See "Change In Estimates" under Note A on page 8.)

For the first six months in 1995, pressure on earnings resulted from incremental labor expense associated with the severe storms in early 1995. These earnings decreases in 1995 were partially offset by the Corporation's ongoing cost-reduction efforts and other items including the receipt of tax and related interest refunds.

The California Public Utilities Commission ("CPUC") authorized facilities-based local services competition effective January 1996, and resale competition effective March 1996. As of June 30, 1996, such competition had not yet had a significant effect on the Corporation's earnings. Management is concerned, however, that depending on the outcome of certain open issues in the local competition rules proceedings, such competition could deprive Pacific Bell of the opportunity to earn a fair rate-of-return.

For a discussion on a recent FCC order that may affect future earnings, see "FCC Interconnection Order" and "FCC Proposal on Wireless Interconnection" on page 24.

Volume Indicators
- -----------------
                             For the 3 Months Ended   For the 6 Months Ended
                                    June 30,                 June 30,
                             ----------------------   ----------------------
                                                  %                        %
Volume Indicators              1996     1995 Change     1996     1995 Change
- ----------------------------------------------------------------------------
Switched access lines in
 service at June 30
 (thousands)...............  16,214   15,488    4.7        -        -      -
  Residence................  10,140    9,728    4.2        -        -      -
  Business.................   5,860    5,546    5.7        -        -      -
  Other....................     214      214      -        -        -      -
  ISDN access lines
   (included in above access
   lines)..................      78       34  129.4        -        -      -

Interexchange carrier access
 minutes-of-use (millions). *16,151   14,665  *10.1  *31,978   29,046  *10.1
  Interstate...............  *8,817    8,123   *8.5  *17,450   16,253   *7.4
  Intrastate...............  *7,334    6,542  *12.1  *14,528   12,793  *13.6

Toll messages (millions)...   1,298  **1,204    7.8    2,551  **2,371    7.6
Toll minutes-of-use
 (millions)................   3,837    3,587    7.0    7,656    7,169    6.8

Voice mailbox equivalents at
 June 30 (thousands).......   1,601    1,291   24.0        -        -      -
Custom calling services at
 June 30 (thousands).......   7,579    6,911    9.7        -        -      -
- -----------------------------------------------------------------------------
*    Preliminary
**   Restated

The total number of access lines in service grew to 16.214 million, an increase of 4.7 percent for the twelve months ended June 30, 1996. This is an improvement over the 2.9 percent increase for the same period last year. The residential access line growth rate increased to 4.2 percent for the twelve months ended June 30, 1996, from 2.2 percent last year. Changes in technology, telecommuting, Internet access and the Corporation's marketing efforts continue to fuel increased demand for additional telephone lines in the home. Second access lines in residences grew 14.0 percent from
1.695 million lines to 1.932 million lines for the twelve months ended June 30, 1996. The growth rate in business access lines was 5.7 percent for the twelve months ended June 30, 1996, up from 4.1 percent for the same period last year. The number of ISDN lines in service for the Corporation grew to 78 thousand, an increase of 129.4 percent for the twelve months ended June 30, 1996, as customers increased telecommuting and demanded faster data transmission and Internet access. Accelerated demand for the Corporation's high-speed data transmission continued through the second quarter due to the Corporation's intensified marketing efforts.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Telephone Companies' local networks. Total access minutes-of-use for the six months ended June 30, 1996 increased by 10.1 percent (preliminary) over the same period last year. The increase in access minutes-of-use was primarily attributable to economic growth.

Toll messages and minutes-of-use are comprised of Message Telecommunications Service and Optional Calling Plans ("local toll") as well as WATS and terminating 800 services. For the six months ended June 30, 1996, toll minutes-of-use increased by 6.8 percent driven by economic growth.

High demand for the Corporation's voice mail products continued in 1996. Voice mailbox equivalents in service increased 24.0 percent for the twelve months ended June 30, 1996 to 1.601 million. Similarly, demand for custom calling services, such as call waiting, grew 9.7 percent for the twelve months ended June 30, 1996 due to a rebound in the California economy and the Corporation's focused customer retention efforts.


Operating Revenues
- ------------------
                            For the 3 Months Ended    For the 6 Months Ended
                                    June 30,                  June 30,
                            ----------------------   -----------------------
($ millions)                 1996    1995  Change    1996    1995   Change
- ----------------------------------------------------------------------------
Total operating revenues.  $2,393  $2,231    $162  $4,727  $4,485     $242
                                             7.3%                     5.4%
- ----------------------------------------------------------------------------

Revenues for the three- and six-months ended June 30, 1996 increased from the same periods last year primarily due to increased customer demand for the Corporation's telephone services driven by marketing efforts and a rebound in the California economy. Revenues for the three- and six-months ended June 30, 1996 were offset by $30 and $60 million, respectively, due to the Federal Communications Commission ("FCC") price cap order for the fiscal year ending June 30, 1996. For the 1996 annual access tariffs filings effective July 1, 1996, see "FCC Annual Access Tariff Filing and Regulatory Framework Review" on page 25. The CPUC price cap order effective January 1, 1996, had a minimal effect on Pacific Bell revenues due to an order in December 1995 suspending use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of Pacific Bell's regulated services through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process.

Factors affecting revenue changes are summarized in the following tables.

               Second Quarter 1996 versus Second Quarter 1995
               ----------------------------------------------
                                                                    Total
                                          Price                    Change
                                            Cap          Customer    From
($ millions)                             Orders    Misc.   Demand    1995
- ---------------------------------------------------------------------------
Local service........................      $  -     $10     $ 59     $ 69
Network access
  Interstate.........................       -30      35       28       33
  Intrastate.........................         -      -3       11        8
Toll service.........................         -       6       20       26
Other service revenues...............         -      -1       27       26
                                          -----   -----    -----     ----
Total operating revenues.............      $-30     $47     $145     $162
===========================================================================


                First 6 Months 1996 versus First 6 Months 1995
                ----------------------------------------------
                                                                    Total
                                          Price                    Change
                                            Cap          Customer    From
($ millions)                             Orders   Misc.   Demand     1995
- ---------------------------------------------------------------------------
Local service........................      $  -     $17     $ 82     $ 99
Network access
  Interstate.........................       -60      59       50       49
  Intrastate.........................         -     -11       32       21
Toll service.........................         -     -27       51       24
Other service revenues...............         -       4       45       49
                                          -----   -----    -----     ----
Total operating revenues.............      $-60     $42     $260     $242
===========================================================================

The increases in revenue due to customer demand for the periods presented in the above tables for local service revenues are the result of the 4.7 percent growth in access lines and the 9.7 percent growth in custom calling services. These increases were generated by a rebound in the California economy and the Corporation's focused customer retention efforts. In addition, Pacific Bell introduced a new feature, "Call Return," on a "pay-per-use" basis in April 1996 that generated revenues of approximately $15 million for the quarter.

Increases in interstate network access revenues due to customer demand for the periods presented in the above tables reflect increased interexchange carrier access minutes-of-use, as well as increased access lines. Customer demand increases in intrastate network access revenues also resulted from growth in access minutes-of-use.

Increases in toll service revenues due to customer demand for the periods presented in the above tables were driven primarily by increased local toll usage resulting from general economic growth. The customer demand-related increase in local toll service revenues was partially offset by competitive losses in WATS and 800 services. Interexchange carriers currently have the competitive advantage of being able to offer WATS and 800 service both within and between service areas.

The increases in other service revenues due to customer demand for the periods presented in the above tables reflect the continuing success of the Telephone Companies' voice mail products and directory operations. In addition, primarily in the second quarter 1996, customer demand-related revenues
increased  in  the  Corporation's   network  integration  and  wireless  cable
services.


Operating Expenses
- ------------------
                            For the 3 Months Ended   For the 6 Months Ended
                                    June 30,                  June 30,
                            ----------------------   ----------------------
($ millions)                  1996    1995  Change     1996    1995 Change
- ---------------------------------------------------------------------------
Total operating expenses..  $1,793  $1,713     $80   $3,537  $3,477    $60
                                              4.7%                    1.7%
- ---------------------------------------------------------------------------

Total operating expenses for the three- and six-month periods ended June 30, 1996 increased when compared with 1995 reflecting costs for this year's new business initiatives. Increased expenses were partially offset by cost reductions from the Corporation's ongoing efficiency efforts and savings due to changes in employee benefit plans and benefit plan assumptions. Primary factors affecting expense changes are summarized below.

           Second Quarter 1996 versus Second Quarter 1995
           -----------------------------------------------
                                                                     Total
                               Pacific   Pacific                       PTG
                                 Bell*     Bell*  Pacific    Other  Change
                              Salaries  Employee    Bell*    PTG**    From
($ millions)                   & Wages  Benefits    Misc.  Entities   1995
- ---------------------------------------------------------------------------
Cost of products and services.    $ 4      -$40      $ 8      $ 1     -$27
Customer operations and
  selling expenses............     -3       -31       24       45       35
General, administrative,
  and other expenses..........      4         7       44       27       82
Property and other taxes......      -         -       -9        -       -9
Depreciation and amortization.      -         -       -5        4       -1
                                 ----      ----     ----     ----     ----
Total operating expenses......    $ 5      -$64      $62      $77      $80
===========================================================================
*  Excludes Pacific Bell subsidiaries.
** Includes Pacific Telesis Group and Pacific Bell subsidiaries.


          First 6 Months 1996 versus First 6 Months 1995
          ----------------------------------------------
                                                                     Total
                               Pacific   Pacific                       PTG
                                 Bell*     Bell*  Pacific    Other  Change
                              Salaries  Employee    Bell*    PTG**    From
($ millions)                   & Wages  Benefits    Misc.  Entities   1995
- ---------------------------------------------------------------------------
Cost of products and services.   -$18      -$66      $ 2     $  1     -$81
Customer operations and
  selling expenses............      3       -36       26       70       63
General, administrative,
  and other expenses..........      -         6       57       31       94
Property and other taxes......      -         -      -10        -      -10
Depreciation and amortization.      -         -      -14        8       -6
                                 ----      ----     ----     ----     ----
Total operating expenses......   -$15      -$96      $61     $110      $60
===========================================================================
*  Excludes Pacific Bell subsidiaries.
** Includes Pacific Telesis Group and Pacific Bell subsidiaries.

At Pacific Bell, excluding subsidiaries, salary and wage expense for the six-month period ended June 30, 1996 decreased compared to the same period in 1995, primarily due to the continued force reduction programs and decreased overtime in first quarter 1996 due to milder weather when compared to 1995. The effect of these decreases was partially offset by wage increases associated with new labor agreements effective August 1995. For the three-month period ended June 30, 1996 compared to the same period in 1995, expense savings from force reductions were further offset by overtime due to increased business volumes.

At Pacific Bell, excluding subsidiaries, employee benefits expense for the three- and six-month periods ended June 30, 1996, decreased compared to the same periods in 1995 primarily due to changes in employee benefit plans and a related remeasurement of benefit plan expense. The changes in employee benefit plans and benefit plan assumptions will continue to produce savings throughout the year and in future periods. (See "Change In Estimates" under Note A on page 8.)

At Pacific Bell, excluding subsidiaries, miscellaneous customer operations and selling expenses, and general, administrative and other expenses increased for the three- and six-month periods ended June 30, 1996 compared to 1995 primarily due to increased contract services and advertising associated with Caller ID.

At Pacific Bell, excluding subsidiaries, miscellaneous property and other taxes expense decreased for the three- and six-month periods ended June 30, 1996 compared to 1995 primarily due to nonrecurring audit adjustments accrued in 1995.

At Pacific Bell, excluding subsidiaries, depreciation expense decreased for the three- and six-month periods ended June 30, 1996 compared to 1995 primarily due to the elimination of the amortization of certain regulatory assets associated with the discontinued application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." The effect of this decrease was partially offset by higher telecommunications plant balances.

The Corporation's other entities' total operating expenses increased for the three- and six-month periods in 1996 compared to 1995 due to new business initiatives, such as Personal Communications Services ("PCS"), Internet access and long distance.

Interest Expense
- ----------------
                            For the 3 Months Ended   For the 6 Months Ended
                                    June 30,                 June 30,
                            -----------------------  ----------------------
($ millions)                  1996   1995   Change    1996    1995  Change
- ---------------------------------------------------------------------------
Interest expense...            $94   $116     -$22    $187    $233    -$46
                                            -19.0%                  -19.7%
- ---------------------------------------------------------------------------

Interest expense decreased for the three- and six-month periods ended June 30, 1996 compared to 1995 primarily due to a change in the Corporation's debt structure, lower interest rates and a change in classification of interest capitalized during construction from an item of other income to a reduction in interest expense due to the discontinued application of SFAS 71 at Pacific Bell.


Other Income (Expense) - Net
- ----------------------------

                            For the 3 Months Ended   For the 6 Months Ended
                                    June 30,                 June 30,
                            -----------------------  ----------------------
($ millions)                  1996   1995   Change    1996    1995  Change
- ---------------------------------------------------------------------------
Other income (expense) - net  -$17    $13     -$30    -$21     $44    -$65
                                           -230.8%                 -147.7%
- ---------------------------------------------------------------------------

Other income (expense) - net decreased for the three- and six-month periods ended June 30, 1996 compared to 1995 due to a change in classification of interest capitalized during construction from an item of other income to a reduction of interest expense and dividends paid on Trust Originated Preferred Securities ("TOPrS"). (See Note C - "Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts" on page 10.) Interest income received on a tax refund in first quarter 1995 contributed to the comparative decrease for the six-month period ended June 30, 1996.

Income Taxes
- ------------
                            For the 3 Months Ended   For the 6 Months Ended
                                    June 30,                 June 30,
                            -----------------------  ----------------------
($ millions)                  1996   1995   Change    1996    1995  Change
- ---------------------------------------------------------------------------
Income taxes .............    $208   $155      $53    $403    $277    $126
                                             34.2%                   45.5%
- ---------------------------------------------------------------------------

Income tax expense increased for the three- and six-month periods ended June 30, 1996 compared to 1995 primarily due to higher pre-tax income and tax adjustments.


Status of Reserves
- ------------------

As previously reported, the Corporation established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. After new hires, net force reduction for Pacific Bell, excluding its subsidiaries, was approximately 810 employees for the first six months of 1996. A total of $91 million in cash outlays was charged to the reserve in the first half of 1996. These costs were for business infrastructure, information system standards, service delivery and facilities consolidation. In 1995, Pacific Bell charged $219 million to the restructuring reserve for the cost through 1997 of enhanced retirement benefits negotiated in the 1995 union contracts. Upon further study, Pacific Bell has revised its estimate of these retirement costs. Consequently, $64 million of these 1995 noncash charges were reversed in second quarter 1996. There was no effect on net income from either the 1995 charge or the 1996 change in estimate. As of June 30, 1996, a balance of $201 million remained in the restructuring reserve.

Other reserves were recorded in 1993, 1992 and 1990 primarily related to the Corporation's withdrawal from, or restructuring of, its real estate, cable, and customer premises equipment businesses. Management believes the $96 million balance in these reserves remaining at June 30, 1996 is adequate.

LIQUIDITY AND FINANCIAL CONDITION

The Corporation defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, pay its current obligations, and pay dividends. The Corporation expects to continue to meet the majority of its liquidity needs from internally generated funds, but can also obtain external financing through the issuance of common stock, and short- and long-term debt, if needed. The merger agreement does not affect the Corporation's ability to finance operations. (See "Merger Agreement" under Note B on page 8.)

Short-term borrowings are available under a commercial paper program and through uncommitted unused lines of credit. These lines of credit are subject to continued review by the lending banks. At June 30, 1996, the unused lines of credit available totaled approximately $2.9 billion.

For longer-term borrowings, at June 30, 1996, Pacific Bell has remaining authority from the CPUC to issue up to $1 billion of long- and intermediate-term debt. The proceeds may be used only to redeem maturing debt and to refinance other debt issues. Pacific Bell has remaining authority from the Securities and Exchange Commission ("SEC") to issue up to $400 million of long- and intermediate-term debt through a shelf registration filed in April 1993. The Corporation's PacTel Capital Resources ("PTCR") subsidiary may issue up to $192 million of medium-term notes through a shelf registration on file with the SEC.

In August 1996, Pacific Bell issued $250 million of 6.875 percent debentures due August 15, 2006. The debentures may not be redeemed prior to maturity. The proceeds from the sale of the debentures will be used to reduce short-term debt incurred to retire Pacific Bell's debentures totaling approximately $500 million in December 1995.

In March 1996, Moody's Investors Services, Inc. placed the senior long-term debt ratings of Pacific Bell and PTCR as well as the preferred securities rating of Pacific Telesis Financing I, II, and III under review for possible downgrade. The ratings are still under review.

In April 1996, reflecting the announcement of the merger agreement with SBC Communications Inc. ("SBC"), Standard & Poor's Corporation revised the outlook on Pacific Telesis Group's corporate credit ratings, including PTCR, to stable from negative. (See "Merger Agreement" under Note B on page 8.) The outlook for Pacific Bell remains negative. Also reflecting the merger agreement announcement, Duff and Phelps, Inc. reaffirmed its ratings of Duff 1+ and Double-A-Minus ("AA-") on Pacific Bell's commercial paper and debentures, respectively.

The Corporation has entered into sale and leaseback arrangements to finance equipment associated with the buildout of its PCS network. In accordance with generally accepted accounting principles, these leases are being classified as capital leases in property, plant, and equipment. As of June 30, 1996, the financing obtained under the leases was $178 million. Management expects the total financing to reach about $460 million, of which approximately one-third will be repaid in Japanese yen. To hedge exposure to foreign currency exchange fluctuations, the Corporation has entered into foreign currency forward contracts to purchase yen in amounts equal to the current yen lease obligations when they become due. Gains or losses due to foreign currency rate fluctuations on these contracts and on the yen lease obligations offset in results of operations. The Corporation does not expect to realize any loss from counterparty nonperformance under these contracts.

In November 1995, the Corporation announced plans to acquire 100 percent of the stock of Wireless Holdings, Inc. and Videotron Bay Area, Inc., which hold licenses and rights to provide wireless video services. Both are joint ventures between Transworld Telecommunications, Inc. ("TTI") and Le Groupe Videotron Ltee. The transaction involves the exchange of approximately $110 million of the Corporation's stock for the outstanding stock of the acquired companies and the Corporation's assumption of approximately $65 million of debt. Closing is expected in the latter half of 1996 and is subject to a number of conditions, including regulatory and TTI shareowner approval.

Cash from operating activities decreased $311 million for the six months ended June 30, 1996 compared to the same period in 1995. The decrease was primarily due to timing differences in the payment and collection of accounts payable and accounts receivable, respectively. The effect of a tax refund received in 1996 of approximately $133 million was substantially offset by a tax refund received in 1995 of approximately $152 million.

Cash used for investing activities decreased $347 million for the six months ended June 30, 1996 compared to the same period in 1995. The decrease was primarily due to payments of $640 million on the Corporation's PCS licenses in 1995, offset by 1996 investments in the Pacific Bell Mobile Services' PCS network and the core telecommunications network. Management anticipates the level of capital expenditures for the remainder of 1996 to be lower than 1995.

Cash from financing activities increased $5 million for the six months ended June 30, 1996 compared to the same period in 1995. The flat activity reflects refinancing of short-term borrowings with long-term financing. The Corporation sold $1 billion of TOPrS, $500 million at 7.56 percent in January 1996 through Pacific Telesis Financing I and $500 million at 8.5 percent in June 1996 through Pacific Telesis Financing II. The 40 million shares of TOPrS are priced at $25 per share, have a 30-year maturity, an extension option and are callable in five years at par. The TOPrS are subject to a limited guarantee by the Corporation. (See Note C - "Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts" on page 10.) The proceeds were used to retire outstanding short-term indebtedness, primarily commercial paper. In February 1996, Pacific Bell issued $250 million of 5.875 percent debentures due February 15, 2006. The proceeds from the sale of the debentures were used to reduce short-term debt incurred to retire Pacific Bell debentures in December 1995. In addition during 1996, the Corporation financed $178 million through its leasing arrangements for equipment purchases for the PCS network.

The Corporation's  debt ratio improved to  62.3 percent at June  30, 1996 from
74.1 percent at December 31, 1995. This improvement was primarily due to the use of the TOPrS proceeds to retire outstanding short-term indebtedness, primarily commercial paper. Pre-tax interest coverage was 6.4 times for the first six months in 1996 compared to 4.5 times for the same period in 1995. This increase was due primarily to higher pre-tax income and lower interest expense.

In  second quarter 1996,  pursuant to the  terms of the  merger agreement, the
Corporation reduced its first quarter dividend from $0.545 per share to $0.315 per share. This dividend reduction will improve cash flow by approximately $95 million in third quarter 1996. (See "Merger Agreement" under Note B on page 8.)

MERGER AGREEMENT

On April 1, 1996, SBC and the Corporation jointly announced a definitive agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of the Corporation and SBC approved the transaction, which previously had been approved by the respective Board of Directors of each company. The merger is subject to certain conditions and regulatory approvals, including approval by the CPUC, which has established a schedule for review of the transaction with final comments from interested parties due in December 1996. If approvals are granted, the transaction is expected to close in the first quarter of 1997.


PENDING REGULATORY ISSUES

FCC Interconnection Order
- -------------------------

In August 1996, the FCC released a decision (the "Interconnection Order") which, among other things, will affect revenues collected for carrier access used by interexchange carriers ("IECs") and for unbundled network elements used by competitive local carriers ("CLCs"). Management is currently reviewing this decision to assess the impact it will have on the Telephone Companies.

FCC Proposal on Wireless Interconnection
- ----------------------------------------

In January 1996, the FCC released a Notice of Proposed Rulemaking in which the FCC proposed to change the arrangement under which the Telephone Companies and other local exchange carriers ("LECs") are compensated for interconnecting with and terminating traffic for Commercial Mobile Radio Service ("CMRS") providers (including cellular and PCS providers). The Interconnection Order superseded this Notice of Proposed Rulemaking and will result in the Telephone Companies providing interconnection at lower prices than those now in effect. Management is currently reviewing this decision to access the impact it will have on the Telephone Companies.

FCC Annual Access Tariff Filing and Regulatory Framework Review
- ---------------------------------------------------------------

The Telephone Companies filed their 1996 annual access tariffs with the FCC for the fiscal year effective July 1, 1996. The proposed revenue increases of about $24 million are still under review by the FCC.

The FCC adopted new interim price cap rules in 1995 that govern the prices that the larger LECs, including the Telephone Companies, charge IECs for access to local telephone networks. The interim rules require the LECs to adjust their maximum prices for changes in inflation, productivity and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7 or 5.3 percent. Election of the
5.3 percent productivity factor permits the LEC to retain all of its earnings whereas the other lower productivity factors require earnings to be shared with customers. As in 1995, the Telephone Companies again chose the
5.3 percent productivity factor that will enable them to retain all of their earnings effective July 1, 1996. The higher productivity factor was chosen because management believes that it will be more than offset by elimination of the sharing mechanism. Permanent price cap rules are scheduled for September 1996 but may be delayed due to implementation of the Telecommunications Act of 1996.

Management continues to believe that the FCC should adopt pure price cap regulation and eliminate the productivity factor, sharing and earnings cap.


CPUC Proposal on Universal Service
- ----------------------------------

In August 1996, a CPUC Administrative Law Judge issued a proposed decision on universal phone service rules in California. Management is currently reviewing this proposal to assess the impact it will have on Pacific Bell. However, management is concerned that the proposal underestimates the cost of providing universal service. A final decision is scheduled for September 1996.


Long Distance Service
- ---------------------

In February 1996, the Telecommunications Act of 1996 was signed into law establishing new procedures under which the Corporation can apply to offer long distance telephone service between service areas within its region. To compete effectively in this market, the Corporation formed Pacific Bell
Communications ("PBCOM"). In March and April of 1996, PBCOM filed applications in California and Nevada to provide competitive long distance telephone service between and within service areas and local exchange services as a non-dominant carrier. The Corporation must comply with a competitive checklist required by the Telecommunications Act of 1996 before PBCOM can receive FCC approval to offer long distance service between service areas in California and Nevada. Both federal and state approvals are required before PBCOM may enter these markets. Management expects to be able to provide these services by mid-1997.

Nevada Bell Rate Case
- ---------------------

In March 1996, Nevada Bell filed a rate case with the Public Service Commission of Nevada ("PSCN"). Acceptance of the rate case as filed would eliminate sharing of productivity gains between Nevada Bell and its customers. It would also allow Nevada Bell to accelerate its depreciation methods to reflect shorter economic lives of assets in a competitive environment and establish competitive pricing of certain services. The PSCN is required to issue a decision on the filing by October 7, 1996. Nevada Bell has asked that the new rate structure become effective as of January 1, 1997. Nevada Bell does not anticipate that the depreciation method change, if granted, would result in a write-down of telephone plant.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

On May 2, 1996, the Corporation held its 1996 Annual Meeting of Shareowners. Shareowners voted in favor of the election of three directors to serve a three-year term, the ratification of Coopers & Lybrand as the Corporation's independent auditors and against two shareowner proposals. Each matter presented at the Annual Meeting of Shareowners received the following number of votes:

                                                                    Broker
Nominees                        For       Withheld   Abstentions   Nonvotes
- --------                    -----------   ---------  -----------   --------
Gilbert F. Amelio           341,921,097  11,807,861      N/A          N/A
Frank C. Herringer          342,198,294  11,530,664      N/A          N/A
Lewis E. Platt              342,197,609  11,531,349      N/A          N/A


Directors Whose Term of Office Continued After the Annual Meeting:
- ------------------------------------------------------------------

William P. Clark, Herman E. Gallegos, Mary S. Metz, Philip J. Quigley, Toni Rembe, S. Donley Ritchey and Richard M. Rosenberg.


Ratification of Auditors:
- -------------------------
                                                  Broker
For                 Against        Abstentions    Nonvotes
- -----------         ---------      -----------    --------
347,731,195         3,165,915      2,831,848      N/A


Shareowner Proposal Regarding Pacific Bell Directory Paper
Procurement Policies:
- -----------------------------------------------------------
                                                  Broker
For                 Against        Abstentions    Nonvotes
- ----------          -----------    -----------    ----------
25,978,728          266,538,773    21,487,854     39,723,603


Shareowner Proposal to Compensate Directors Solely in Stock:
- ------------------------------------------------------------
                                                  Broker
For                 Against        Abstentions    Nonvotes
- ----------          -----------    -----------    ----------
33,198,565          270,699,577    10,134,524     39,696,292

Item 4.  Submission of Matters to a Vote of Security Holders. (Continued)

On July 31, 1996, the Corporation held a Special Meeting of Shareowners to vote on a proposal to approve and adopt the Agreement and Plan of Merger among the Corporation, SBC Communications Inc. and SBC Communications (NV) Inc., dated April 1, 1996. The proposal received the following number of votes:


Approve and Adopt the Agreement and Plan of Merger:
- ---------------------------------------------------
                                                  Broker
For                 Against        Abstentions    Nonvotes
- -----------         ---------      -----------    --------
313,514,848         6,918,094      3,442,772      0


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

   10a Agreement and Plan of Merger among Pacific Telesis Group, SBC Communications Inc. and SBC Communications (NV) Inc., dated as of April 1, 1996. (Exhibit (2) to Form 8-K, Date of Report April 1, 1996, File No. 1-8609.)

   10qq Pacific Telesis Group 1996 Executive Deferred Compensation Plan, as adopted effective December 1, 1995.

   11     Computation of Earnings per common share.

   15     Letter re unaudited interim financial information.

   27     Article 5 FDS for 2nd Quarter 1996 Form 10-Q.

The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

   (b)    Reports on Form 8-K.
          --------------------

          Form 8-K, Date of Report April 1, 1996, was filed with the SEC, under Items 5 and 7, in connection with a press release issued announcing that SBC Communications Inc. ("SBC") and the Corporation entered into a definitive merger agreement pursuant to which SBC Communications (NV) Inc., a wholly-owned subsidiary of SBC would be merged with and into the Corporation.

          Form 8-K, Date of Report June 10, 1996, was filed with the SEC, under Item 5 in connection with a California Public Utilities Commission decision specifying terms and conditions for resale competition. In addition, this report was filed under Item 7 in connection with exhibits relating to Registration Statement No. 33-63647 on Form S-3 of the registrant and certain co-registrants.

FORM 10-Q





                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                Pacific Telesis Group





                           BY:  /s/W. E. Downing
                                -----------------------------------
                                W. E. Downing
                                Executive Vice President,
                                Chief Financial Officer & Treasurer


Date:  August 12, 1996

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

   10a Agreement and Plan of Merger among Pacific Telesis Group, SBC Communications Inc. and SBC Communications (NV) Inc., dated as of April 1, 1996. (Exhibit (2) to Form 8-K, Date of Report April 1, 1996, File No. 1-8609.)

   10qq Pacific Telesis Group 1996 Executive Deferred Compensation Plan, as adopted effective December 1, 1995.

   11     Computation of Earnings per common share.

   15     Letter re unaudited interim financial information.

   27     Article 5 FDS for 2nd Quarter 1996 Form 10-Q.