Form 10-Q
period 1996-09-30
PACIFIC TELESIS GROUP
filed 1996-11-13
CIK 732716

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

       At October 31, 1996, 428,321,498 common shares were outstanding.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

     Review Report of Independent Accountants .......................  1

     Condensed Consolidated Statements of Income ....................  2

     Condensed Consolidated Balance Sheets ..........................  4

     Condensed Consolidated Statements of Cash Flows ................  6

     Notes to Condensed Consolidated Financial Statements ...........  8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ......................... 14


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders......... 32

Item 5.  Proposed Merger With SBC Communications Inc................. 32

Item 6.  Exhibits and Reports on Form 8-K............................ 35

SIGNATURE............................................................ 36

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of Pacific Telesis Group:

We have reviewed the accompanying condensed consolidated balance sheet of Pacific Telesis Group and Subsidiaries (the "Corporation") as of September 30, 1996 and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

November 13, 1996

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                             For the 3 Months Ended  For the 9 Months Ended
                                    September 30,          September 30,
(Dollars in millions,        ----------------------   ---------------------
except per share amounts)              1996    1995          1996     1995
---------------------------------------------------------------------------
OPERATING REVENUES
Local service ...................    $1,026   $ 963        $3,020   $2,858
Network access:
  Interstate ....................       462     427         1,381    1,297
  Intrastate ....................       177     180           543      525
Toll service ....................       330     311           969      926
Other service revenues ..........       423     394         1,232    1,154
                                     ------  ------        ------    -----
TOTAL OPERATING REVENUES.........     2,418   2,275         7,145    6,760
                                     ------  ------        ------    -----
OPERATING EXPENSES
Cost of products and services ...       455     403         1,300    1,329
Customer operations and
  selling expenses ..............       507     477         1,445    1,352
General, administrative, and
  other expenses ................       365     348         1,101      990
Property and other taxes.........        48      46           138      146
Depreciation and amortization ...       473     471         1,401    1,405
                                     ------  ------        ------    -----
TOTAL OPERATING EXPENSES.........     1,848   1,745         5,385    5,222
                                     ------  ------        ------    -----
OPERATING INCOME.................       570     530         1,760    1,538
Interest expense.................        78     117           265      350
Other income(expense)-net........       (17)     21           (38)      65
                                     ------  ------        ------    -----
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM..............       475     434         1,457    1,253
Income taxes.....................       189     159           592      436
                                     ------  ------        ------    -----
INCOME BEFORE EXTRAORDINARY ITEM.       286     275           865      817
Extraordinary item, net of tax...         -  (3,360)            -   (3,360)
                                     ------  ------        ------    -----
NET INCOME (LOSS)................    $  286 $(3,085)       $  865  $(2,543)
                                     ======  ======        ======   ======

                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                  (Continued)

                             For the 3 Months Ended  For the 9 Months Ended
                                    September 30,          September 30,
(Dollars in millions,        ----------------------   ---------------------
except per share amounts)              1996    1995           1996     1995
---------------------------------------------------------------------------
Earnings (loss) per share:
 Income before
  extraordinary item.............    $ 0.67  $ 0.64        $ 2.02   $ 1.92
 Extraordinary item..............         -   (7.86)             -   (7.90)
                                     ------  ------        ------    -----
 Net income (loss)...............    $ 0.67  $(7.22)        $ 2.02  $(5.98)
                                     ======  ======         ======   ======
Dividends per share .............    $0.315  $0.545        $1.175   $1.635
Average shares outstanding
   (thousands) ..................   428,362 427,421       428,411  425,184
===========================================================================
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,  December 31,
(Dollars in millions)                                 1996           1995
---------------------------------------------------------------------------
ASSETS:                                           (Unaudited)

Cash and cash equivalents........................    $    81        $   76
Accounts receivable - (net of allowances for
  uncollectibles of $157 and $132 in 1996
  and 1995, respectively)........................      1,598         1,505
Prepaid expenses and other current assets........      1,004         1,002
                                                     -------        ------
Total current assets.............................      2,683         2,583
                                                     -------        ------
Property, plant, and equipment - at cost.........     28,414        27,222
  Less:  accumulated depreciation................    (16,754)      (15,837)
                                                     -------        ------
Property, plant, and equipment - net.............     11,660        11,385
                                                     -------        ------
Other noncurrent and intangible assets...........      1,882         1,873
                                                     -------        ------
TOTAL ASSETS.....................................    $16,225       $15,841
                                                     =======       =======

LIABILITIES AND SHAREOWNERS' EQUITY:
Accounts payable and accrued liabilities.........    $ 2,053        $2,203
Debt maturing within one year....................        484         1,530
Other current liabilities........................        731           908
                                                     -------        ------
Total current liabilities........................      3,268         4,641
                                                     -------        ------
Long-term obligations............................      5,424         4,737
                                                     -------        ------
Other noncurrent liabilities and
  deferred credits...............................      3,910         4,273
                                                     -------        ------

                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                                                September 30,  December 31,
(Dollars in millions)                                 1996          1995
---------------------------------------------------------------------------
                                                (Unaudited)

LIABILITIES AND SHAREOWNERS' EQUITY (Continued):

Commitments and contingencies (Note B)

Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*
  (Note C).......................................      1,000             -
                                                     -------         ------
Common stock ($0.10 par value; 432,827,595
  shares issued; 428,324,798 and 428,434,672
  shares outstanding)............................         43            43
Additional paid-in capital.......................      3,502         3,498
Accumulated deficit..............................       (619)         (982)
Treasury stock (4,502,797 and 4,392,923 shares)..       (131)         (127)
Deferred compensation - LESOP trust..............       (172)         (242)
                                                     -------        ------
Total shareowners' equity........................      2,623         2,190
                                                     -------        ------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY........    $16,225       $15,841
                                                     =======       =======
===========================================================================
* The trusts contain an asset of $1,030 million in principal amount of the Subordinated Debentures of Pacific Telesis Group.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                   PACIFIC TELESIS GROUP AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the 9 Months Ended
                                                           September 30,
                                                     ----------------------
(Dollars in millions)                                      1996       1995
---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES:
Net income (loss)....................................    $   865   $(2,543)
Adjustments to reconcile net income (loss) to cash
 from operating activities:
  Extraordinary item.................................          -     3,360
  Depreciation and amortization......................      1,401     1,405
  Change in deferred income taxes....................        184        50
  Changes in operating assets and liabilities:
    Accounts receivable..............................        (93)       43
    Prepaid expenses and other current assets........        (51)      (46)
    Other noncurrent and intangible assets...........        (79)      135
    Accounts payable and accrued liabilities.........       (139)        4
    Other current liabilities........................        (80)       23
    Noncurrent liabilities and deferred credits......       (327)     (438)
  Other adjustments, net.............................         93       (11)
                                                         -------     ------
Cash from operating activities.......................      1,774     1,982
                                                         -------     ------
CASH USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment..........     (1,680)   (1,308)
Investment in PCS licenses...........................        (72)     (656)
Other investing activities, net......................        (95)      (13)
                                                         -------     ------
Cash used for investing activities...................     (1,847)   (1,977)
                                                         -------     ------
CASH FROM (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of common and treasury shares.        109        67
Proceeds from issuance of long-term debt.............        495         -
Retirements of long-term debt........................        (15)     (261)
Proceeds from issuance of trust originated
  preferred securities...............................      1,000         -
Proceeds from sale and leaseback transactions........        211         -
Dividends paid.......................................       (601)     (693)
Increase (decrease) in short-term borrowings, net....     (1,045)      821
Other financing activities, net......................        (76)       (2)
                                                         -------     ------
Cash from (used for) financing activities............         78       (68)
                                                         -------     ------

                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)
                                                     For the 9 Months Ended
                                                           September 30,
                                                     ----------------------
(Dollars in millions)                                       1996       1995
---------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents.....          5       (63)
Cash and cash equivalents at January 1...............         76       135
                                                         -------    ------
Cash and cash equivalents at September 30............    $    81    $   72
                                                         =======    ======
Cash payments for:
  Interest...........................................    $   291    $  382
  Income taxes.......................................    $   366    $  359
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

     Effective third quarter 1995, for external financial reporting purposes, Pacific Bell discontinued the application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation," an accounting standard for entities subject to traditional regulation. As a result, during third quarter 1995 the Corporation recorded a non-cash, extraordinary, after-tax charge of $3.4 billion, or $7.86 per share. Nevada Bell continues to apply SFAS 71 accounting.

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

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.   BASIS OF PRESENTATION (Continued)

     Change In Estimates

     In March 1996, management amended the salaried pension plan, which changed from a final pay plan to a cash balance plan. As a result of the approval of this plan amendment, in second quarter 1996 the Corporation updated its actuarial assumptions to reflect changes in market interest rates and recent experience, including a change in its assumption concerning future ad hoc increases in pension benefits. These changes in estimates increased net income by approximately $75 million, or $0.175 per share for the first nine months of 1996 in comparison to the same period in 1995.

B.   COMMITMENTS AND CONTINGENCIES

     Merger Agreement

     On April 1, 1996, SBC Communications Inc. ("SBC") and the Corporation jointly announced a definitive agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of the Corporation and SBC approved the transaction, which previously had been approved by the respective Board of Directors of each company. Pursuant to the merger agreement, the Corporation's quarterly dividend per share cannot exceed 0.733 of SBC's quarterly dividend per share. Accordingly, the Corporation reduced its second and third quarter 1996 dividends to $0.315 per share. On November 5, 1996, the U.S. Department of Justice announced it had concluded that the merger does not violate the antitrust laws and accordingly that it was closing its investigation into the merger. The merger is subject to certain other conditions and regulatory approvals. The California Public Utilities Commission ("CPUC") has established a schedule for review of the transaction with final comments from interested parties due in January 1997. On September 30, 1996, the Office of Ratepayer Advocates ("ORA"), the consumer interest branch of the CPUC, filed testimony in the merger proceeding recommending a $2.1 billion refund to customers payable over five years. Management does not agree with the ORA's recommendation and believes no customer rebate should be required in connection with the merger. The CPUC is expected to make a final decision on the merger by the end of March 1997. In Nevada, SBC and the Corporation entered into a stipulation with the staff of the Public Service Commission of Nevada ("PSCN") and the Office of the Consumer Advocate to refund to customers the greater of $4 million or 2.0 percent of the amount, if any, ordered by the CPUC to be refunded to Pacific Bell customers. The refund is conditioned on approval of the stipulation by the PSCN and closing of the merger. The PSCN has scheduled hearings for November 25, 1996, and approval is expected in December 1996. If all necessary approvals are granted, the transaction is expected to close in the first quarter of 1997.

                  PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

B.   COMMITMENTS AND CONTINGENCIES (Continued)

     Purchase Commitments

     In November 1995, the Corporation announced an agreement to acquire 100 percent of the stock of Wireless Holdings, Inc. and Videotron Bay Area, Inc., which hold licenses and rights to provide wireless video services. Both are joint ventures between Transworld Telecommunications, Inc. ("TTI") and Le Groupe Videotron Ltee (collectively the "Sellers"). The acquisition agreement provides for termination after November 9, 1996, one year after execution of the agreement, by either the Sellers or the Corporation under specified circumstances. Closing of the transaction was subject to a number of conditions, which had not been met by November 9, 1996. The Corporation filed an arbitration complaint in September 1996 alleging that Sellers had breached the agreement. Sellers denied the allegations and counterclaimed that the Corporation had breached its obligations. On November 12, 1996, management notified Sellers that the Corporation was exercising its right to terminate the agreement. Management anticipates that the parties' arbitration claims and counterclaims will be amended in view of the termination of the agreement. The Corporation has some related investments in tangible and intangible assets, and may incur additional expenses as part of terminating this agreement. The assets may be reused, written-off or sold. Pending further analysis, management does not expect any write-off or additional expenses to be material.

     In December 1994, Pacific Bell contracted for the purchase of up to $2 billion of Advanced Communications Network facilities, which will incorporate emerging technologies. Pacific Bell is committed to purchase these facilities in 1998 if they meet certain quality and performance criteria. Management now expects the actual amount of these facilities purchased in 1998 will be less than $700 million.

     As of September 30, 1996, Pacific Bell had purchase commitments of about $212 million remaining in connection with its previously announced program for deploying an all-digital switching platform with ISDN and SS-7 capabilities.

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

     Revenues Subject to Refund

     In 1992, the CPUC issued a decision adopting, with modification, SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted Pacific Bell approximately $100 million in each of the years 1993-1996 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994, are subject to refund plus interest. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on Pacific Bell. Related revenues subject to refund totaled about $197 million at September 30, 1996. Management believes postretirement benefits costs are appropriately recoverable in Pacific Bell's price cap filings.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

B.   COMMITMENTS AND CONTINGENCIES (Continued)

     Property Tax Investigation

     In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including Pacific Bell, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in Pacific Bell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $66 million as of September 30, 1996, plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision discussed above. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Corporation.

C. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

     Pacific Telesis Financing I and II (the "Trusts") were formed for the exclusive purpose of issuing preferred and common securities representing undivided beneficial interests in the Trusts and investing the proceeds from the sale of Trust Originated Preferred Securities ("TOPrS") in unsecured subordinated debt securities of the Corporation. Under certain circumstances, dividends on TOPrS could be deferred for up to a period of five years. TOPrS are subject to a limited guarantee from the Corporation. The Corporation sold $1 billion of TOPrS, $500 million at
     7.56 percent in January 1996 through Pacific Telesis Financing I and $500 million at 8.5 percent in June 1996 through Pacific Telesis Financing II. Both issues of TOPrS were priced at $25 per share, have an original 30-year maturity that may be extended up to 49 years and are callable in five years at par. The proceeds were used to retire short-term indebtedness, primarily commercial paper.

     As of September 30, 1996, Pacific Telesis Financing I and II contained subordinated debt securities of the Corporation in principal amounts of $515.5 and $514.5 million, respectively, with interest rates of 7.56 and
     8.5 percent, respectively.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

D.   DEBT ISSUANCES

     Pacific Bell issued $500 million of debentures, $250 million in February 1996 at 5.875 percent due February 15, 2006, and $250 million in August 1996 at 6.875 percent due August 15, 2006. Neither issue may be redeemed prior to maturity. The proceeds from the sale of the debentures were used to reduce short-term debt incurred to retire Pacific Bell's debentures totaling approximately $500 million called in December 1995.

     Pacific Bell has remaining CPUC authority, which will expire December 31, 1996, to issue up to $750 million of long- and intermediate-term debt. Pacific Bell plans to make an application to renew this authority. The proceeds may be used only to redeem maturing debt and to refinance other debt issues. Pacific Bell has remaining authority from the SEC to issue up to $150 million of long- and intermediate-term debt through a shelf registration filed in April 1993.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In addition to historical information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Pacific Telesis Group's (the "Corporation") future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the "Annual Financial Review" in the Corporation's 1996 Proxy Statement. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Corporation undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The following discussions and data compare the results of operations of the Corporation for the three- and nine-month periods ended September 30, 1996 to the same periods in 1995. The Corporation's operations include Pacific Bell and Nevada Bell (the "Telephone Companies"), along with several other units. Results for the first nine months of 1996 may not be indicative of results for the full year.

A summary of selected operating data is shown below:

                             For the 3 Months Ended    For the 9 Months Ended
                                   September 30,            September 30,
                             ----------------------    ----------------------
                                               %                         %
Operating Statistics            1996    1995 Change      1996    1995  Change
-----------------------------------------------------------------------------
Return on shareowners'
equity (%)...................   45.0  -246.3      -      47.9   -64.5      -
Capital expenditures ($mil)..    684     650    5.2     1,825   2,195  -16.9
Total employees at Sept. 30.. 48,427  49,976   -3.1         -       -      -
Telephone Companies' employees
at September 30*............. 44,309  46,643   -5.0         -       -      -
Telephone Companies' employees
per ten thousand access lines
at September 30*.............   27.1    29.8   -9.1         -       -      -
-----------------------------------------------------------------------------
* Excludes Pacific Bell Directory and Pacific Bell Mobile Services employees.

Earnings
--------
The Corporation's quarterly earnings continue to reflect the year-to-date revenue growth from increased customer demand for local telephone products associated with marketing efforts and California's growing economy, offset by expenses to prepare to enter new businesses and to comply with local competition mandates. The Corporation reported net income of $286 million for the third quarter 1996, a 4.0 percent increase over the $275 million before extraordinary item reported for the same period last year. Earnings per share for the third quarter 1996 was $0.67, up 4.7 percent from the $0.64 per share before extraordinary item for the same period last year. The extraordinary item was a one-time, non-cash, after-tax charge of $3.4 billion, or $7.86 per share recorded in third quarter 1995. The extraordinary charge resulted from the discontinued application by Pacific Bell of special accounting rules for entities subject to traditional regulation and its change to the general accounting rules used by competitive enterprises. (See "Extraordinary Item" on page 22.)

For the first nine months of 1996, the Corporation reported net income of $865 million, or $2.02 per share, compared to earnings before extraordinary item of $817 million, or $1.92 per share for a year ago. For the first nine months in 1995, pressure on earnings before extraordinary item resulted from incremental labor expense associated with the severe storms in early 1995. These earnings decreases in 1995 were partially offset by the Corporation's ongoing cost-reduction efforts and other items including the receipt of tax and related interest refunds.

The California Public Utilities Commission ("CPUC") authorized facilities-based local services competition effective January 1996, and resale competition effective March 1996. Certain issues remain open in the local competition proceedings. (See "CPUC Local Services Competition" on page 30.) As of September 30, 1996, such competition had not yet had a significant effect on the Corporation's earnings. In August 1996, the Federal Communications Commission ("FCC") released a decision establishing guidelines to implement the 1996 Telecommunications Act, which sets additional rules for opening local telecommunications markets to full competition. (See "FCC Interconnection Order" on page 29.) Management is concerned that final terms set by regulators could deprive the Corporation of the opportunity to earn a fair return on investment.

Volumes
-------
                              For the 3 Months Ended   For the 9 Months Ended
                                    September 30,            September 30,
                              ----------------------   ----------------------
                                                %                        %
Volume Indicators              1996     1995 Change     1996     1995 Change
-----------------------------------------------------------------------------
Switched access lines in
 service at September 30
 (thousands)..............   16,320  15,630*    4.4        -        -      -
   Residence..............   10,172   9,804*    3.8        -        -      -
   Business...............    5,933   5,615*    5.7        -        -      -
   Other..................      215     211*    1.9        -        -      -
   ISDN access lines
    (included in above access
    lines)................       92       44  109.1        -        -      -

Interexchange carrier access
 minutes-of-use (millions).  16,353   15,037    8.8   48,274   44,083    9.5
   Interstate..............   9,411    8,252   14.1   26,827   24,505    9.5
   Intrastate..............   6,942    6,785    2.3   21,447   19,578    9.5

Toll messages (millions)...   1,333   1,238*    7.7    3,884   3,609*    7.6
Toll minutes-of-use
 (millions)................   3,909    3,701    5.6   11,565   10,870    6.4

Voice mailbox equivalents at
 September 30 (thousands)..   1,666    1,374   21.3        -        -      -
Custom calling services at
 September 30 (thousands)..   7,829    7,093   10.4        -        -      -
-----------------------------------------------------------------------------
* Restated

The total number of access lines in service grew to 16.320 million, an increase of 4.4 percent for the twelve months ended September 30, 1996. This is an improvement over the 2.7 percent increase for the same period last year. The residential access line growth rate increased to 3.8 percent for the twelve months ended September 30, 1996, from 1.8 percent last year. Changes in technology, telecommuting, Internet access and the Corporation's marketing efforts continue to fuel increased demand for additional telephone lines in the home. Second access lines in residences grew 14.2 percent from
1.742 million lines to 1.989 million lines for the twelve months ended September 30, 1996. The growth rate in business access lines was 5.7 percent for the twelve months ended September 30, 1996, up from 4.5 percent for the same period last year. The number of ISDN lines in service for the Corporation grew to 92 thousand, an increase of 109.1 percent for the twelve months ended September 30, 1996, as customers increased telecommuting and demanded faster data transmission and Internet access. Accelerated demand for the Corporation's high-speed data transmission continued through the third quarter due to the Corporation's intensified marketing efforts.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Telephone Companies' local networks. Total access minutes-of-use for the nine months ended September 30, 1996 increased by 9.5 percent over the same period last year. The increase in access minutes-of-use was primarily attributable to the continued economic growth in California.

Toll messages and minutes-of-use are comprised of Message Telecommunications Service and Optional Calling Plans ("local toll") as well as WATS and terminating 800 services. For the nine months ended September 30, 1996, toll minutes-of-use increased by 6.4 percent driven by the continued economic growth in California.

High demand for the Corporation's voice mail products continued in 1996. Voice mailbox equivalents in service increased 21.3 percent for the twelve months ended September 30, 1996 to 1.666 million. Similarly, demand for custom calling services, such as call waiting, grew 10.4 percent for the twelve months ended September 30, 1996 due to California's growing economy and the Corporation's focused customer retention efforts.

Operating Revenues
------------------
                            For the 3 Months Ended    For the 9 Months Ended
                                September 30,               September 30,
                            ----------------------   -----------------------
($ millions)                 1996    1995  Change    1996    1995   Change
----------------------------------------------------------------------------
Total operating revenues.  $2,418  $2,275    $143  $7,145  $6,760     $385
                                             6.3%                     5.7%
----------------------------------------------------------------------------

Revenues for the three- and nine-months ended September 30, 1996 increased from the same periods last year primarily due to increased customer demand for the Corporation's telephone services driven by marketing efforts and California's growing economy. Revenues for the nine-months ended September 30, 1996 were offset by a $55 million rate reduction due to FCC price cap orders. Revenues for the six months ended June 30, 1996, decreased $60 million due to the FCC price cap filing for the twelve months ending June 30, 1996. For the 1996 annual access tariffs filings effective July 1, 1996, revenues increased approximately $5 million for the three-month period ending September 30, 1996. (See "FCC Annual Access Tariff Filing and Regulatory Framework Review" on page 30.) The CPUC price cap order effective January 1, 1996, had a minimal effect on Pacific Bell revenues due to an order in December 1995 suspending use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of Pacific Bell's regulated services through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process. (See "CPUC Regulatory Framework Review" and "Nevada Bell Rate Case" on page 31.)

Factors affecting revenue changes are summarized in the following tables.

                   Third Quarter 1996 versus Third Quarter 1995
                  ----------------------------------------------
                                                                    Total
                                           Price                   Change
                                             Cap          Customer   From
($ millions)                              Orders   Misc.   Demand    1995
----------------------------------------------------------------------------
Local service........................        $-    $ -2     $ 65     $ 63
Network access:
 Interstate..........................         5      -5       35       35
 Intrastate..........................         -      -7        4       -3
Toll service.........................         -       3       16       19
Other service revenues...............         -       1       28       29
                                          -----   -----    -----     ----
Total operating revenues.............        $5    $-10     $148     $143
============================================================================


                First 9 Months 1996 versus First 9 Months 1995
                ----------------------------------------------
                                                                    Total
                                          Price                    Change
                                            Cap          Customer    From
($ millions)                             Orders   Misc.    Demand    1995
----------------------------------------------------------------------------
Local service........................     $  -     $15      $147     $162
Network access:
 Interstate..........................      -55      54        85       84
 Intrastate..........................        -     -18        36       18
Toll service.........................        -     -24        67       43
Other service revenues...............        -       5        73       78
                                         -----   -----     -----     ----
Total operating revenues.............     $-55     $32      $408     $385
============================================================================

The increases in revenue due to customer demand for the periods presented in the above tables for local service revenues are the result of the 4.4 percent growth in access lines and the 10.4 percent growth in custom calling services. These increases were generated by the continuing growth in the California economy and the Corporation's focused customer retention efforts. In addition, Pacific Bell introduced a new feature, "Call Return," on a "pay-per-use" basis in April 1996 that generated revenues of approximately $30 million for 1996.

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

The increases in other service revenues due to customer demand for the periods presented in the above tables reflect the continuing success of the Telephone Companies' voice mail products and directory operations. In addition, customer demand-related revenues increased in the Corporation's network integration and wireless cable services.

Operating Expenses
------------------
                            For the 3 Months Ended   For the 9 Months Ended
                                  September 30,            September 30,
                            ----------------------   ----------------------
($ millions)                  1996    1995  Change     1996    1995  Change
---------------------------------------------------------------------------
Total operating expenses.   $1,848  $1,745    $103   $5,385  $5,222    $163
                                              5.9%                     3.1%
---------------------------------------------------------------------------

Total operating expenses for the three- and nine-month periods ended September 30, 1996 increased when compared with 1995 reflecting costs for increased demand for products and services, new business initiatives and costs incurred to prepare for local competition. Increased expenses were partially offset by cost reductions from the Corporation's ongoing efficiency efforts and savings due to changes in employee benefit plans and benefit plan assumptions. Primary factors affecting expense changes are summarized below.

                     Third Quarter 1996 versus Third Quarter 1995
                     --------------------------------------------

                            Pacific   Pacific                          Total
                              Bell*     Bell*   Pacific     Other     Change
                           Salaries  Employee     Bell*     PTG**       From
                            & Wages  Benefits     Misc.  Entities       1995
----------------------------------------------------------------------------
Cost of products and services.  $24      $-28       $54       $ 2        $52
Customer operations and
 selling expenses.............    3       -14         3        38         30
General, administrative,
 and other expenses...........    5       -18        55       -25         17
Property and other taxes......    -         -         1         1          2
Depreciation and amortization.    -         -        -1         3          2
                                ---      ----      ----       ---       ----
Total operating expenses......  $32      $-60      $112       $19       $103
============================================================================
*  Excludes Pacific Bell subsidiaries.
** Includes Pacific Telesis Group and Pacific Bell subsidiaries.


                First 9 Months 1996 versus First 9 Months 1995
                ----------------------------------------------

                            Pacific   Pacific                          Total
                              Bell*     Bell*   Pacific     Other     Change
                           Salaries  Employee     Bell*     PTG**       From
                            & Wages  Benefits     Misc.  Entities       1995
----------------------------------------------------------------------------
Cost of products and services.   $6      $-94       $55        $4       $-29
Customer operations and
 selling expenses.............    6       -49        29       107         93
General, administrative,
 and other expenses...........    5       -12       112         6        111
Property and other taxes......    -         -        -9         1         -8
Depreciation and amortization.    -         -       -15        11         -4
                                ---     -----      ----      ----       ----
Total operating expenses......  $17     $-155      $172      $129       $163
============================================================================
*  Excludes Pacific Bell subsidiaries.
** Includes Pacific Telesis Group and Pacific Bell subsidiaries.

At Pacific Bell, excluding subsidiaries, salary and wage expense for the three and nine-month periods ended September 30, 1996 increased compared to the same periods in 1995, primarily due to wage increases associated with new labor agreements effective August 1995 and overtime in the second and third quarters of 1996 due to increased business volumes. These increases were mostly offset by force reduction programs. Decreased overtime in first quarter 1996 due to milder weather when compared to 1995 also partially offset the increases.

At Pacific Bell, excluding subsidiaries, employee benefits expense for the three- and nine-month periods ended September 30, 1996, decreased compared to the same periods in 1995 primarily due to changes in employee benefit plans and a related remeasurement of benefit plan expense. The changes in employee benefit plans and benefit plan assumptions will continue to produce savings through year end and are expected to produce savings in future periods. (See "Change In Estimates" under Note A on page 9.)

At Pacific Bell, excluding subsidiaries, miscellaneous cost of products and services, and general, administrative, and other expenses increased for the three- and nine-month periods ended September 30, 1996 compared to 1995 primarily due to costs incurred to prepare for local competition and contract services associated with increased demand for products and services.

At Pacific Bell, excluding subsidiaries, miscellaneous property and other taxes expense decreased for the nine-month period ended September 30, 1996 compared to 1995 primarily due to nonrecurring audit adjustments accrued in 1995.

At Pacific Bell, excluding subsidiaries, depreciation expense decreased for the three- and nine-month periods ended September 30, 1996 compared to 1995 primarily due to the elimination of the amortization of certain regulatory assets associated with the discontinued application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." (See "Extraordinary Item" on page 22.) The effect of this decrease was partially offset by higher telecommunications plant balances.

The Corporation's other entities' customer operations and selling expenses increased for the three- and nine-month periods ended September 30, 1996 compared to 1995 due to new business initiatives, such as Personal Communications Services ("PCS"), Internet access and network integration.

The Corporation's other entities' general, administrative, and other expenses decreased for the three-month period ended September 30, 1996 compared to 1995 primarily due to reduced software expenses.

Interest Expense
----------------
                             For the 3 Months Ended   For the 9 Months Ended

                                   September 30,           September 30,

                            -----------------------  -----------------------
($ millions)                  1996   1995   Change    1996    1995   Change
----------------------------------------------------------------------------
Interest expense.............  $78   $117     $-39    $265    $350     $-85
                                            -33.3%                   -24.3%
----------------------------------------------------------------------------

Interest expense decreased for the three- and nine-month periods ended September 30, 1996 compared to 1995. This decrease was due to a change in the Corporation's debt structure, lower interest rates and a change in classification of interest capitalized during construction from an item of other income to a reduction in interest expense due to the discontinued application of SFAS 71 at Pacific Bell. An adjustment to capitalized interest in third quarter 1996 also contributed to the overall decrease.

Other Income (Expense) - Net
----------------------------


                             For the 3 Months Ended   For the 9 Months Ended

                                   September 30,           September 30,

                            -----------------------   ----------------------
($ millions)                  1996   1995   Change    1996    1995  Change
----------------------------------------------------------------------------
Other income (expense)-net    $-17    $21     $-38    $-38     $65   $-103
                                           -181.0%                 -158.5%
----------------------------------------------------------------------------

Other income (expense)-net decreased for the three- and nine-month periods ended September 30, 1996 compared to 1995 due to a change in classification of interest capitalized during construction from an item of other income to a reduction of interest expense and dividends paid on Trust Originated Preferred Securities ("TOPrS"). (See Note C - "Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts" on page 12.) Interest income received on a tax refund in first quarter 1995 contributed to the comparative decrease for the nine-month period ended September 30, 1996.

Income Taxes
------------
                            For the 3 Months Ended    For the 9 Months Ended
                                  September 30,            September 30,
                            ----------------------    ----------------------
($ millions)                  1996   1995   Change    1996    1995  Change
----------------------------------------------------------------------------
Income taxes .............    $189    $159     $30    $592    $436    $156
                                             18.9%                   35.8%
----------------------------------------------------------------------------

Income tax expense increased for the three- and nine-month periods ended September 30, 1996 compared to 1995 primarily due to higher pre-tax income, tax adjustments and tax refunds received in first quarter 1995.


Extraordinary Item
------------------

Effective third quarter 1995, for external financial reporting purposes, Pacific Bell discontinued the application of SFAS 71, an accounting standard for entities subject to traditional regulation. As a result, during third quarter 1995 the Corporation recorded a non-cash, extraordinary, after-tax charge of $3.4 billion, or $7.86 per share.

Status of Reserves
------------------

As previously reported, the Corporation established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions and other related costs to restructure its internal business processes through 1997. After new hires, net force reduction for Pacific Bell, excluding its subsidiaries, was approximately 1,225 employees for the first nine months of 1996. A total of $144 million in cash outlays was charged to the reserve in the first nine months of 1996. In 1995, Pacific Bell charged $219 million to the restructuring reserve for the cost through 1997 of enhanced retirement benefits negotiated in the 1995 union contracts. Based on its experience, Pacific Bell this year revised its estimate of these retirement costs. Consequently, $64 million of these 1995 noncash charges were reversed in second quarter 1996. There was no effect on net income from either the 1995 charge or the 1996 change in estimate. As of September 30, 1996, $148 million remained in the restructuring reserve.

Other reserves were recorded in 1993, 1992 and 1990 primarily related to the Corporation's withdrawal from, or restructuring of, its real estate, cable, and customer premises equipment businesses. As of September 30, 1996, $94 million remained in these reserves.

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

Short-term borrowings are available under a commercial paper program and through uncommitted unused lines of credit. These lines of credit are subject to continued review by the lending banks. At September 30, 1996, the unused lines of credit available totaled approximately $2.9 billion.

For longer-term borrowings, Pacific Bell has remaining CPUC authority, which will expire December 31, 1996, to issue up to $750 million of long- and intermediate-term debt. Pacific Bell plans to make an application to renew this authority. The proceeds may be used only to redeem maturing debt and to refinance other debt issues. Pacific Bell has remaining authority from the Securities and Exchange Commission ("SEC") to issue up to $150 million of long- and intermediate-term debt through a shelf registration filed in April 1993. The Corporation's PacTel Capital Resources ("PTCR") subsidiary may issue up to $192 million of medium-term notes through a shelf registration on file with the SEC.

In March 1996, Moody's Investors Services, Inc. ("Moody's"), placed the senior long-term debt ratings of Pacific Bell and PTCR as well as the preferred securities rating of Pacific Telesis Financing I and II under review for possible downgrade. In August 1996, Moody's downgraded Pacific Bell's debentures and notes to A1 from Aa3, PTCR's medium-term notes to A2 from A1, Pacific Telesis Group's counterparty rating to A2 from A1 and Pacific Telesis Financing I and II Trust Originated Preferred Securities to a2 from a1. In addition, Moody's downgraded Pacific Bell's shelf registration of debt securities  to (P)A1  from  (P)Aa3  and  PTCR's  shelf  registration  of  debt securities to (P)A2 from (P)A1. The downgrades were prompted by Moody's concerns about the ability of Pacific Bell to continue to generate the same level of highly predictable cash flows in an increasingly uncertain competitive and regulatory environment.

In April 1996, reflecting the announcement of the merger agreement with SBC Communications Inc. ("SBC"), Standard & Poor's Corporation revised the outlook on Pacific Telesis Group's corporate credit ratings, including PTCR, to stable from negative. (See "Merger Agreement" under Note B on page 9.) The outlook for Pacific Bell remains negative. Also reflecting the merger agreement announcement, Duff and Phelps, Inc. reaffirmed its ratings of Duff 1+ and Double-A-Minus ("AA-") on Pacific Bell's commercial paper and debentures, respectively.

The   following  are  commercial  paper,  bond,  and  TOPrS  ratings  for  the
Corporation and its subsidiaries as of September 30, 1996:

                           Moody's Investors    Standard &      Duff and
                             Services, Inc.    Poor's Corp.   Phelps, Inc.
                          -----------------------------------------------
Commercial Paper:
------------------------
Pacific Telesis Group...         Prime-1            A-1          -
Pacific Bell............         Prime-1            A-1+       Duff 1+
PacTel Capital Resources         Prime-1            A-1          -

Long- and Intermediate-
 Term Debt:
------------------------
Pacific Bell............            A1              AA-          AA-
PacTel Capital Resources            A2              A+           -

TOPrS:
-------------------------
Pacific Telesis Financing
 I and II................           a2              A            -

The above  ratings reflect the views of the rating agencies and are subject to
change.    The  ratings   should  be  evaluated  independently  and   are  not
recommendations to buy, sell, or hold the securities of the Corporation.

The Corporation has entered into sale and leaseback arrangements to finance equipment associated with the buildout of its PCS network. In accordance with generally accepted accounting principles, these leases are being classified as capital leases in property, plant, and equipment. As of September 30, 1996, the financing obtained under the leases was $211 million. Management expects the total financing to reach about $350 million, of which approximately one-third will be repaid in Japanese yen. To hedge exposure to foreign currency exchange fluctuations, the Corporation has entered into foreign currency forward contracts to purchase yen in amounts equal to the current yen lease obligations when they become due. Gains or losses due to foreign currency rate fluctuations on these contracts and on the yen lease obligations offset each other in results of operations. The Corporation does not expect to realize any loss from counterparty nonperformance under these contracts.

In November 1995, the Corporation announced an agreement to acquire 100 percent of the stock of Wireless Holdings, Inc. and Videotron Bay Area, Inc., which hold licenses and rights to provide wireless video services. Both are joint ventures between Transworld Telecommunications, Inc. ("TTI") and Le Groupe Videotron Ltee (collectively the "Sellers"). The acquisition agreement provides for termination after November 9, 1996, one year after execution of the agreement, by either the Sellers or the Corporation under specified circumstances. Closing of the transaction was subject to a number of conditions, which had not been met by November 9, 1996. The Corporation filed an arbitration complaint in September 1996 alleging that Sellers had breached the agreement. Sellers denied the allegations and counterclaimed that the Corporation had breached its obligations. On November 12, 1996, management notified Sellers that the Corporation was exercising its right to terminate the agreement. Management anticipates that the parties' arbitration claims and counterclaims will be amended in view of the termination of the agreement. The Corporation has some related investments in tangible and intangible assets, and may incur additional expenses as part of terminating this agreement. The assets may be reused, written-off or sold. Pending further analysis, management does not expect any write-off or additional expenses to be material.

Cash from operating activities decreased $208 million for the nine months ended September 30, 1996 compared to the same period in 1995. The decrease was primarily due to timing differences in the payment and collection of accounts payable and accounts receivable, respectively. A tax refund received in 1996 of approximately $133 million was $19 million less than a tax refund received in 1995.

Cash used for investing activities decreased $130 million for the nine months ended September 30, 1996 compared to the same period in 1995. The decrease was primarily due to payments of $656 million on the Corporation's PCS licenses in 1995, offset by 1996 investments in the core telecommunications network and the Pacific Bell Mobile Services' PCS network. Management anticipates capital expenditures for 1996 to reach about the same level as in 1995.

Cash from financing activities increased $146 million for the nine months ended September 30, 1996 compared to the same period in 1995. The net increase reflects the proceeds from TOPrS financing, long-term debt and leasing arrangements substantially offset by the use of these funds to reduce the level of short-term borrowings. Lower dividend payments also contributed to the net increase. The Corporation sold $1 billion of TOPrS, $500 million at
7.56 percent in January 1996 through Pacific Telesis Financing I and $500 million at 8.5 percent in June 1996 through Pacific Telesis Financing II. Under certain circumstances, dividends on TOPrS could be deferred for up to a period of five years. (See Note C - "Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts" on page 12.) The proceeds were used to retire outstanding short-term indebtedness, primarily commercial paper. In February 1996, Pacific Bell issued $250 million of 5.875 percent debentures due February 15, 2006. In August 1996, Pacific Bell issued $250 million of 6.875 percent debentures due August 15, 2006. Neither issue may be redeemed prior to maturity. The proceeds from the sale of both issuances of debentures were used to reduce short-term debt incurred to retire Pacific Bell debentures totaling approximately $500 million called in December 1995. In addition during 1996, the Corporation financed $211 million through its leasing arrangements for equipment purchases for the PCS network. The Corporation reduced its second quarter 1996 dividend to $0.315 per share which contributed to the overall increase in cash flow in third quarter 1996.

The Corporation's debt ratio improved to 62.0 percent at September 30, 1996 from 74.1 percent at December 31, 1995. This improvement was primarily due to the use of the TOPrS proceeds to retire outstanding short-term indebtedness. Pre-tax interest coverage was 6.6 times for the first nine months in 1996. Pre-tax interest coverage for the same period in 1995 was negative due to the Corporation's reported loss in third quarter 1995.

Pursuant to the terms of the merger agreement, the Corporation reduced its second and third quarter dividends to $0.315 per share. These dividend reductions will improve cash flow by approximately $195 million in 1996. (See "Merger Agreement" under Note B on page 9.)

MERGER AGREEMENT

On April 1, 1996, SBC and the Corporation jointly announced a definitive agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of the Corporation and SBC approved the transaction, which previously had been approved by the respective Board of Directors of each company. On November 5, 1996, the U.S. Department of Justice announced it had concluded that the merger does not violate the antitrust laws and accordingly that it was closing its investigation into the merger. The merger is subject to certain other conditions and regulatory approvals. The California Public Utilities Commission ("CPUC") has established a schedule for review of the transaction with final comments from interested parties due in January 1997. On September 30, 1996, the Office of Ratepayer Advocates ("ORA"), the consumer interest branch of the CPUC, filed testimony in the merger proceeding recommending a $2.1 billion refund to customers payable over five years. Management does not agree with the ORA's recommendation and believes no customer rebate should be required in connection with the merger. The CPUC is expected to make a final decision on the merger by the end of March 1997. In Nevada, SBC and the Corporation entered into a stipulation with the staff of the Public Service Commission of Nevada ("PSCN") and the Office of the Consumer Advocate to refund to customers the greater of $4 million or 2.0 percent of the amount, if any, ordered by the CPUC to be refunded to Pacific Bell customers. The refund is conditioned on approval of the stipulation by the PSCN and closing of the merger. The PSCN has scheduled hearings for November 25, 1996, and approval is expected in December 1996. If all necessary approvals are granted, the transaction is expected to close in the first quarter of 1997.

PENDING REGULATORY ISSUES

Long Distance Service
---------------------

In February 1996, the 1996 Telecommunications Act was signed into law establishing new procedures under which the Corporation can apply to offer within its region long distance telephone service between service areas. To compete effectively in this market, the Corporation formed Pacific Bell Communications ("PBCOM"). In March and April of 1996, PBCOM filed applications in California and Nevada to provide competitive long distance telephone service between and within service areas and local exchange services as a non-dominant carrier. The Corporation must comply with a competitive checklist required by the 1996 Telecommunications Act before PBCOM can receive FCC approval to offer in California and Nevada long distance service between service areas. Both federal and state approvals are required before PBCOM may enter these markets. Management expects to be able to provide these services in the second half of 1997.

FCC Recommendation on Universal Service
---------------------------------------

On November 7, 1996, the Joint Federal-State Board on Universal Service (the "Board") issued a recommendation on how to implement sections of the 1996 Telecommunications Act regarding universal service. Generally the plan creates a system that identifies cost subsidies in rural and high-cost areas. However, the Board deferred a recommendation on how large the subsidy should be. The Board also recommended creation of a $2.25 billion fund for providing discounted services to schools and libraries. The FCC has until May 8, 1997 to issue a final decision on this matter.

FCC Interconnection Order
-------------------------

In August 1996, the FCC released a decision (the "Interconnection Order") establishing guidelines to implement the 1996 Telecommunications Act, which sets rules for opening local telecommunications markets to full competition. The Interconnection Order lays out how long-distance companies and other new competitors may connect to local networks and sets guidelines and prices for network components. Management believes that the Interconnection Order undermines the intent of the 1996 Telecommunications Act by, among other things, denying states a role in managing and setting prices for local markets. Management is also concerned that the order requires local telephone companies to offer wholesale network services at unrealistically low prices.

The Corporation, along with other local telephone companies, the National Association of Regulatory Utility Commissioners and state PUCs including the CPUC, appealed the Interconnection Order to a federal court. On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit (the "Court of Appeals") issued a partial stay of the Interconnection Order that stays the operation and effect of the pricing provisions and the "pick and choose" rule, but allows the non-pricing elements of the order to go into effect. The U.S. Supreme Court issued a memorandum decision on November 12, 1996 refusing to overturn the stay imposed by the Court of Appeals.

The Interconnection Order also addressed the issue of wireless interconnection, or the arrangements under which local exchange carriers ("LECs") are compensated for interconnecting with and terminating traffic for commercial mobile radio service ("CMRS") providers (including cellular, PCS and paging). The Interconnection Order ruled that CMRS providers are entitled to reciprocal compensation arrangements for transport and termination of local telecommunications traffic. On November 1, 1996 the Court of Appeals lifted a part of the stay described above with respect to the non-price aspects of the FCC's reciprocal compensation rules for CMRS providers. As a result of this order, Pacific Bell is currently renegotiating its CMRS contracts.

FCC Annual Access Tariff Filing and Regulatory Framework Review
---------------------------------------------------------------

The Telephone Companies filed their 1996 annual access tariffs with the FCC, which will increase annual revenues by approximately $27 million, for the twelve months beginning July 1, 1996. The revenue increases are under review by the FCC.

The FCC adopted new interim price cap rules in 1995 that govern the prices that the larger LECs, including the Telephone Companies, charge interexchange carriers for access to local telephone networks. The interim rules require the LECs to adjust their maximum prices for changes in inflation, productivity and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7 or 5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings whereas the other lower productivity factors require earnings to be shared with customers. As in 1995, the Telephone Companies again chose the 5.3 percent productivity factor that will enable them to retain all of their earnings effective July 1, 1996. The higher productivity factor was chosen because management believes that it will be more than offset by elimination of the sharing mechanism. An FCC ruling on permanent price cap rules has been delayed until 1997 due to the implementation of the 1996 Telecommunications Act.

Management continues to believe that the FCC should adopt pure price cap regulation and eliminate the productivity factor, sharing and earnings cap.

CPUC Local Services Competition
-------------------------------

The CPUC authorized facilities-based local services competition effective January 1996 and resale competition effective March 1996. Several issues still need to be resolved in order to implement competition in all California telecommunications markets. Issues to be finalized include final rates for resale and number portability, LEC provisioning and pricing of essential network functions to competitors and presubscription. The CPUC expects to issue final rules on presubscription in early 1997 and final rates and rules for all other issues in late 1997.

Management believes that all markets should be open to all competitors under the same rules at the same time, and that a truly open competitive market, in which the Corporation can compete without restrictions, offers long-term opportunity to build the business.

CPUC Decision on Universal Service
----------------------------------

The CPUC issued its final decision on universal service on October 25, 1996, establishing an annual California universal service fund of approximately $352 million. Customers of all telecommunications providers will contribute to the preservation of affordable telephone service via a 2.87 percent surcharge on all bills for telecommunications services provided in California. The new program will go into effect February 1, 1997. Applications for rehearing are due on December 4, 1996. Management is evaluating whether to seek rehearing.

Management is concerned that the decision underestimates the true cost of providing universal telephone service. While $305 million of the total $352 million is expected to be paid to Pacific Bell, this is far short of what Pacific Bell estimates the true cost of providing universal service to be. Pacific Bell developed a Cost Proxy Model to calculate the cost of service in California. That model estimated the average cost of providing service to be $27 per line per month. The CPUC uses the model for the new program, but has determined that the average cost is only $20.30 per line per month.

In order to ensure revenue neutrality, Pacific Bell must offset its rates dollar for dollar for any funds it receives from the newly created universal service fund. This offset will initially be accomplished by means of an across-the-board surcredit on all of Pacific Bell's products and services except for residential basic exchange services.

The final decision also establishes a discount program for schools, libraries, certain community-based organizations and municipal- and county-owned hospitals and clinics. Carriers providing services at a discounted price will be reimbursed from a newly created California Teleconnect Fund. This discount program will be funded by a separate surcharge of 0.41 percent on the bills of customers of all telecommunications carriers in California.

CPUC Regulatory Framework Review
--------------------------------

As previously reported, in December 1995, the CPUC issued an order in its review of the regulatory framework in California. The order suspended use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of Pacific Bell's regulated services for the years 1996 through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process. In October 1996, Pacific Bell filed an application with the CPUC to adjust its rates due to exogenous cost changes, proposing an annual revenue reduction of approximately $65 million effective January 1, 1997. The CPUC is expected to issue a decision before the end of 1996.

Nevada Bell Rate Case
---------------------

The Public Service Commission of Nevada ("PSCN") approved a "Plan of Alternative Regulation" ("the Plan") in April 1995 redesigning telecommunications regulation in the state of Nevada. The Plan will remove barriers to toll and local competition in Nevada but will also allow Nevada Bell to keep any productivity gains by eliminating the current customer sharing provision. The Plan is optional and required a rate case to determine initial pricing. In March 1996, Nevada Bell filed a rate case to enter the Plan. The PSCN approved the rate case in August 1996 that redesigned rates by increasing the monthly residential flat rate service while reducing intra-service area toll call services and business basic prices. The Plan will be effective January 1, 1997 and is estimated to decrease annual revenue by approximately $13 million. The PSCN also increased depreciation rates that are estimated to increase annual depreciation expense by about $5 million beginning in January 1997.

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


Approve and Adopt the Agreement and Plan of Merger:
---------------------------------------------------
                                                  Broker
For                 Against        Abstentions    Nonvotes
-----------         ---------      -----------    --------
313,514,848         6,918,094      3,442,772      0



Item 5.  Proposed Merger With SBC Communications Inc.

SBC Communications Inc. ("SBC") and Pacific Telesis have entered into the Merger Agreement, pursuant to which Pacific Telesis would become a wholly-owned subsidiary of SBC. Under terms of the Merger Agreement, each share of Pacific Telesis Common Stock will be converted into 0.733 shares of common stock, par value $1.00 per share, of SBC (the "SBC Common Stock"), subject to adjustment, as described in the Merger Agreement. Under the Merger Agreement, Pacific Telesis may not pay a dividend in excess of 73.3% of SBC's dividend. The transaction, which has been approved by the Board of Directors and shareholders of each company, will be accounted for as a pooling of interests and be a tax-free reorganization. On November 5, 1996, the U.S. Department of Justice announced it had concluded that the merger does not violate the antitrust laws and accordingly that it was closing its investigation into the merger. The Merger Agreement is subject to certain other conditions and regulatory approvals. The California Public Utilities Commission has established a schedule for review of the transaction with final comments from interested parties due in January 1997. There can be no assurance that the Merger will be consummated. Details of the proposed merger with SBC, including certain financial information, appear in Pacific Telesis' Proxy Statement dated June 3, 1996.

SBC is a holding company whose subsidiaries and affiliates operate predominantly in the communications services industry. SBC's subsidiaries and affiliates provide landline and wireless telecommunications services and equipment, directory advertising, publishing and cable television services. Southwestern Bell Telephone Company is SBC's largest subsidiary, providing telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas.

SBC is subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports, including reports on Form 8-K which present proforma combined condensed financial statements of SBC Communications Inc. and Pacific Telesis Group, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC's regional offices located at 7 World Trade Center, 13th Floor, New York, New York 10019 and Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC maintains a World Wide Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding entities that file electronically with the SEC, including SBC. In addition, reports, proxy statements and other information concerning SBC may be inspected at the offices of the following stock exchanges on which the common stock of SBC is traded: the New York Stock Exchange, 20 Broad Street, New York, New York 10005; the Chicago Stock Exchange, One Financial Place, 440 South La Salle Street, Chicago, Illinois 50504; and the Pacific Stock Exchange, 301 Pine Street, San Francisco, California 94104. Pacific Telesis does not assume any responsibility for the accuracy or completeness of the information concerning SBC contained in such documents and does not warrant that there have not occurred events not yet publicly disclosed by SBC which would affect the accuracy or completeness of the information concerning SBC included therein.

The following table sets forth for the fiscal periods indicated the high and low reported sale prices for SBC's common stock on the New York Stock Exchange.

                                                              REPORTED
                                                             SALE PRICE
                                                          ----------------
                                                            HIGH     LOW
                                                          -------- -------
1994
----
First Quarter.............................................$42.000  $36.750
Second Quarter............................................$44.375  $38.500
Third Quarter.............................................$44.250  $40.250
Fourth Quarter............................................$43.125  $39.250

1995
----
First Quarter.............................................$43.875  $39.625
Second Quarter............................................$47.875  $41.625
Third Quarter.............................................$55.125  $45.500
Fourth Quarter............................................$58.500  $53.125

1996
----
First Quarter.............................................$60.250  $49.750
Second Quarter............................................$50.750  $46.250
Third Quarter.............................................$51.000  $45.625

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

   27     Article 5 FDS for 3rd Quarter 1996 Form 10-Q.


The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

   (b)    Reports on Form 8-K.
          --------------------

          None.

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


Date:  November 13, 1996

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

   27     Article 5 FDS for 3rd Quarter 1996 Form 10-Q.