Form 10-K405
period 1996-12-31
PACIFIC TELESIS GROUP
filed 1997-03-31
CIK 732716

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                            ----------------------
           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                            ----------------------
                  For The Fiscal Year Ended December 31, 1996
                                      or
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Based on the composite closing sales price on February 28, 1997, the aggregate market value of all voting stock held by nonaffiliates was $17,560,697,619.

At February 28, 1997, 428,309,698 common shares were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference herein.

                               TABLE OF CONTENTS

Item Description                                                     Page
---- -----------                                                     ----


                                    PART I

1.   Business .....................................................  1

2.   Properties ................................................... 14

3.   Legal Proceedings ............................................ 15

4.   Submission of Matters to a Vote of Security Holders .......... 15

                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder
     Matters ...................................................... 15

6.   Selected Financial Data ...................................... 18

7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations .................................... 20

8.   Financial Statements and Supplementary Data .................. 48

9.   Changes in and Disagreements With Accountants on Accounting
     and Financial Disclosure...................................... 95

                                   PART III

10.  Directors and Executive Officers of Registrant ............... 96

11.  Executive Compensation ....................................... 99

12.  Security Ownership of Certain Beneficial Owners
     and Management................................................112

13.  Certain Relationships and Related Transactions ...............113

                                    PART IV

14.  Exhibits, Financial Statement Schedule and Reports
     on Form 8-K ..................................................114

                                    PART I

Item 1. Business.

GENERAL

Pacific Telesis(R) Group (the "Corporation") was incorporated in 1983 under the laws of the State of Nevada and has its principal executive offices at 130 Kearny Street, San Francisco, California 94108 (telephone number
(415) 394-3000).

The Corporation is one of seven regional holding companies ("RHCs") formed in connection with the 1984 divestiture by AT&T Corp. ("AT&T") of its 22 wholly owned operating telephone companies ("BOCs") pursuant to a consent decree settling antitrust litigation (the "Consent Decree") approved by the United States District Court for the District of Columbia.

The Corporation includes a holding company, Pacific Telesis; two BOCs, Pacific Bell(R) and Nevada Bell (the "Telephone Companies"); and certain diversified subsidiaries, all described more fully below. The holding company provides financial, strategic planning, and general administrative functions on its own behalf and on behalf of its subsidiaries.

PLANNED MERGER WITH SBC COMMUNICATIONS INC.

On April 1, 1996, SBC Communications Inc. ("SBC") and the Corporation jointly announced a definitive agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, par value $1.00 per share, subject to adjustment. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to certain conditions and regulatory approvals. The merger has been approved by the shareowners of the Corporation and SBC, the Federal Communications Commission ("FCC") and the Public Service Commission of Nevada ("PSCN"). The U.S. Department of Justice concluded that the merger does not violate the antitrust laws. In addition, the California State Attorney General has told the California Public Utilities Commission ("CPUC") that the merger will not hurt competition in California and is consistent with emerging trends. On February 21, 1997, two California administrative law judges ("ALJs") issued a proposed decision approving the merger but with a number of conditions, including payments to customers of up to $750 million and funding for consumer education efforts and telecommunications services in underserved California communities (the "community partnership commitment"). An alternate proposed decision, authored by two Commissioners, which calls for more than $286 million in payments to California customers and other conditions, was released on March 17, 1997. A second alternate decision, released by a third Commissioner later the same day would reduce the payments called for by the ALJs' proposal to over $523 million and impose conditions in addition to those imposed by the ALJs' proposed decision. Both of the proposed alternate decisions include the $54.7 million community partnership commitment. The five-member Commission is expected to issue its decision on March 31, 1997 by adopting one of the proposed decisions. If the Commission determines, however, to make substantive changes on March 31st, additional CPUC proceedings would be required, which would have the effect of deferring the final decision. If approval from the CPUC is granted, the transaction is expected to close early in the second quarter of 1997. Details of the proposed merger with SBC appear in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

SBC is a holding company whose subsidiaries and affiliates operate predominately in the communications services industry. SBC's subsidiaries and affiliates provide landline and wireless telecommunications services and equipment, directory advertising, publishing and cable television services. Southwestern Bell Telephone Company is SBC's largest subsidiary, providing telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas.*
-------------------------------------------
* SBC is subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports, including reports on Form 8-K which present proforma combined condensed financial statements of SBC and the Corporation, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC's regional offices located at 7 World Trade Center, 13th Floor, New York, New York 10019 and Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W. Washington, D.C. 20549, at prescribed rates. The SEC maintains a World Wide Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding entities that file electronically with the SEC, including SBC. In addition, reports, proxy statements and other information concerning SBC may be inspected at the offices of the following stock exchanges on which the common stock of SBC is traded: the New York Stock Exchange, 20 Broad Street, New York, New York 10005; the Chicago Stock Exchange, One Financial Place, 440 South La Salle Street, Chicago, Illinois 50504; and the Pacific Stock Exchange, 301 Pine Street, San Francisco, California 94104. The Corporation does not assume any responsibility for the accuracy or completeness of the information concerning SBC contained in such documents and does not warrant that there have not occurred events not yet publicly disclosed concerning SBC included therein.


THE TELEPHONE COMPANIES AND THEIR SUBSIDIARIES

Nevada Bell and Pacific Bell and its wholly owned subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration, and others, provide a variety of communications and information services in California and Nevada. These services include: (1) dialtone and usage services, including local service (both exchange and private line), message toll services within a service area, Wide Area Toll Service ("WATS")/800 services within a service area, Centrex service (a central office-based switching service) and various special and custom calling services; (2) exchange access to interexchange carriers and information service providers for the origination and termination of switched and non-switched (private line) voice and data traffic; (3) personal communications services ("PCS"), a new generation of wireless services; (4) billing services for interexchange carriers and information service providers; (5) various operator services; (6) installation and maintenance of customer premises wiring; (7) public communications services;
(8) directory advertising; (9) selected information services, such as voice mail; (10) Internet access; and (11) network integration services.

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

Pacific Bell Information Services ("PBIS") provides business and residential voice mail and other selected information services. Current products include The Message Center(SM) for home use, Pacific Bell Voice Mail(SM) for businesses and Pacific Bell Call Management(SM), a service that handles incoming business calls and connects computer databases to answer routine customer questions.

In 1995, Pacific Telesis Mobile Services, a wholly owned subsidiary of the Corporation, obtained two licenses to offer PCS services in California and Nevada from the FCC. Pacific Bell Mobile Services ("PBMS") is designing, constructing, managing, and marketing services for the network, which will incorporate the Global System for Mobile Communications ("GSM") standard, widely used internationally. PCS is a 100 percent digital wireless service which the Corporation believes will offer superior sound quality, and protection from eavesdropping and cloning. PBMS phones for PCS feature a built-in pager and answering machine. PBMS began providing service in August 1996 at the Republican National Convention in California and launched service in Las Vegas, Nevada in February 1997. The Corporation expects a widespread offering of PCS service in most of California and Nevada by mid-1997.

Pacific Bell Internet Services ("PBI") was formed in 1995 to provide Internet access services to a broad range of customers in California. PBI began providing Internet access to large businesses in the third quarter of 1995 and to residential customers in May 1996. PBI was one of the fastest growing internet service providers in California in 1996, and has offered service in Nevada since October 1996 as Nevada Bell Internet Services.

Pacific Bell Network Integration ("PBNI") began assisting customers with the implementation of information technology networks in mid-1996. PBNI offers network design, installation and maintenance, as well as network management and consulting services. In December 1996, Pacific Bell unveiled its new ISDN Home Pack(TM), one of the nation's first fully integrated ISDN and Internet packages. The package includes Internet access through Pacific Bell's Internet service network, a terminal adapter and Internet browser software. PBI handles the Internet access and customized software of the package. PBNI is responsible for integrating the whole package and managing delivery of the hardware and software components.

OTHER SUBSIDIARIES AND PACIFIC BELL FOUNDATION

Pacific Bell Communications ("PBCOM") was formed in 1995 to compete in the long distance market as permitted under the Telecommunications Act of 1996 (the "Telecommunications Act"). Both federal and state approvals are required before PBCOM will be able to offer long-distance service. In addition, the

Telephone Companies must separately meet certain requirements, including compliance with a competitive checklist specified in the Telecommunications Act. However, management expects to fulfill those requirements in the first half of 1997. PBCOM is seeking approval from state public utility commissions in California and Nevada for certification to provide long-distance service between and within service areas.

Pacific Telesis Enterprises is the holding company for certain other subsidiaries that are pursuing entry into competitive and/or emerging markets such as video services, both wireless and wireline, and Internet information and shopping services. Pacific Telesis Enhanced Services was formed to provide support functions to certain other subsidiaries thereby allowing these subsidiaries to focus on service and customer development.

Pacific Bell Video Services ("PBVS") was formed to provide video services. In 1996, PBVS started testing its wireless digital television service, which it plans to launch in the Los Angeles and Orange County areas in the Spring of 1997. The Corporation currently provides analog wireless television service to over 46,000 video customers in portions of Riverside and San Bernardino counties. In September 1996, PBVS started delivering cable television over an advanced wireline communications network in San Jose, California.

Pacific Bell Interactive Media ("PBIM") was formed to develop and offer California specific information, activity, and shopping opportunities on the Internet. In 1996, PBIM launched At Hand(SM), an Internet web site through which California merchants and consumers may distribute, receive and exchange information in one of the Internet's most dynamic markets. Categories such as Entertainment and Leisure, Sports and Real Estate provide users with an intimate look at restaurants, golf courses, state parks, multiple listing entries, and other advertiser provided content. In 1997, PBIM will continue to add to its merchant directory listings.

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

Pacific  Bell  Foundation,  a   private  foundation  organized  under  section
501(c)(3) of the Internal Revenue Code, makes grants in the areas of education, health and welfare, cultural, community, and civic activities. As of December 31, 1996, Pacific Bell Foundation had total assets with an estimated market value of $60 million.

RESEARCH AND DEVELOPMENT

Bell Communications Research, Inc. ("Bellcore") furnishes the BOCs, including the Telephone Companies, with technical and consulting assistance to support their provision of exchange telecommunications and exchange access services. Each of the other six RHCs and Pacific Bell hold one-seventh of the voting stock of Bellcore. On November 20, 1996, Bellcore's owners entered into a stock purchase agreement with Science Applications International Corporation for the sale of their ownership interests in Bellcore. The sale, which is subject to regulatory approvals and other conditions, is expected to be completed by the end of 1997. Pacific Bell and the other six RHCs have established the National Telecommunications Alliance Inc. which will succeed Bellcore as a central point for coordinating the efforts of the RHCs in meeting national security and emergency preparedness requirements.

In addition, the Corporation conducts research and development through Pacific Bell and through Telesis Technologies Laboratory Inc., a wholly owned subsidiary of the Corporation. The Corporation spent approximately $5 million, $16 million and $52 million in 1996, 1995 and 1994, respectively, on research and development activities.

FINANCING ACTIVITIES OF THE CORPORATION

See "Item 7. MD&A- Liquidity and Financial Condition," and "Item 8," Notes I, J and K to the 1996 Consolidated Financial Statements on pages 41 through 83 for additional discussion of the Corporation's financing activities, which are incorporated herein by reference.

PRINCIPAL SERVICES

The Telephone Companies accounted for the majority of the Corporation's operating revenues in 1996, 1995 and 1994. The operations of the Corporation's domestic and international cellular, paging, and other wireless operations, which were spun off effective April 1, 1994, have been classified separately within the Corporation's financial statements as "spun-off operations" and are excluded from the amounts of revenues and expenses of the Corporation's "continuing operations." For these reasons, the following discussion  focuses  on  selected  operating  information  for  the  Telephone
Companies. Additional information regarding revenues, operating profit or loss, and assets of the Corporation, relating primarily to the Telephone
Companies, is included in "Item 8. Financial Statements and Supplementary Data" starting on page 48.

Significant components of the Corporation's operating revenues are depicted in the chart below:
                                            % of Total Operating Revenues*
                                            ------------------------------
Revenues by Major Category                       1996    1995     1994
--------------------------------------------------------------------------
Local Service
     Recurring ..............................     27%     28%      22%
     Other Local ............................     15%     15%      15%
Network Access
     Carrier Access Charges .................     20%     20%      18%
     End User & Other .......................      7%      7%       7%

Toll Service
     Message Toll Service ...................     12%     12%      21%
     Other ..................................      1%      1%       1%

Other Service Revenues
     Directory Advertising ..................     11%     11%      11%
     Other ..................................      7%      6%       5%
                                             -----------------------------
TOTAL ......................................     100%    100%     100%
==========================================================================

The percentages of the Corporation's operating revenues attributable to interstate and intrastate telephone operations are displayed below:

                                            % of Total Operating Revenues*
                                            ------------------------------
                                                 1996    1995     1994

Interstate telephone operations ............      20%     20%      17%
Intrastate telephone operations ............      80%     80%      83%
                                            ------------------------------
TOTAL ......................................     100%    100%     100%
==========================================================================
*  Excludes revenues of spun-off operations.

REGULATION

TELECOMMUNICATIONS ACT OF 1996

The Telecommunications Act became effective on February 8, 1996. The Telecommunications Act provides that any conduct or activity previously subject to the Consent Decree occurring after February 8, 1996 will be subject to the Communications Act of 1934 (the "Communications Act"), as amended by the Telecommunications Act, not the Consent Decree. (The terms of the Consent Decree, with certain exceptions, applied generally to all BOCs and their affiliates.) The Telecommunications Act is the broadest reform of the
telecommunications   industry   since    the   Communications   Act.       The
Telecommunications Act essentially opens all telecommunications markets and prohibits the states from continuing or establishing any barriers to entry. Once the new law is fully implemented, consumers will have many new options for their local telephone, long-distance, and cable television services. The Telecommunications Act will affect the Corporation as described below.

The Telephone Companies may request authorization from the FCC to provide out-of-region interLATA service and may provide certain incidental interLATA services immediately. Before the Telephone Companies can provide interLATA service that originates in California or Nevada, their local markets must be open to competition, they must unbundle their networks to other competitors and they must comply with the terms and conditions of a "competitive checklist" specified in the Telecommunications Act. The Telephone Companies must individually request authority to offer in-region interLATA service from the FCC. This service must initially be offered through a separate affiliate. The separate affiliate requirement expires three years after approval, unless extended by the FCC.

The Telephone Companies may only engage in electronic publishing disseminated by means of their basic telephone service through a separate affiliate or joint venture. Joint marketing of electronic publishing services by the electronic publishing affiliate and the Telephone Companies is prohibited, with the exception of nonexclusive inbound telemarketing and nondiscriminatory teaming or business arrangements. The restrictions on electronic publishing expire in early 2000.

The Telecommunications Act allows for the continued provision by the Telephone Companies of intraLATA information services (other than electronic publishing) and intraLATA Internet access. The Telecommunications Act also allows for the provision by the Telephone Companies of interLATA information storage and retrieval services provided by a separate affiliate to and from the Corporation's databases. Full interLATA information services may be provided through a separate affiliate once the Telephone Companies obtain authority to provide interLATA services originating in their states.

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

Subject to certain conditions, the Telecommunications Act allows the Telephone Companies to collaborate with manufacturers of telecommunications and customer premises equipment during the design and development phases. The Telephone Companies may also engage in research and enter into royalty agreements in connection with the manufacturing of telecommunications and customer premises equipment. The Telephone Companies may manufacture telecommunications and customer premises equipment, subject to certain restrictions, once they have obtained authority to provide interLATA services originating in their states. Such manufacturing may be done only through a separate affiliate. The separate affiliate requirement expires three years after obtaining interLATA authority, unless extended by the FCC.

FEDERAL REGULATION

The Telephone Companies are subject to the jurisdiction of the FCC with respect to interstate access charges and other interstate services. The FCC prescribes a Uniform System of Accounts and interstate depreciation rates for operating telephone companies. The FCC also prescribes "separations procedures," which are used to allocate plant investment, expenses, taxes, and reserves between interstate services under the jurisdiction of the FCC and intrastate services under the jurisdiction of state regulatory authorities. The Telephone Companies are also required to file tariffs with the FCC for the services they provide. In addition, the FCC establishes procedures for allocating costs and revenues between regulated and unregulated activities.

Beginning in 1991, the FCC adopted a price cap system of incentive-based regulation for Local Exchange Companies ("LECs"), including the Telephone Companies. Pacific Bell's access rates were retargeted to an 11.25 percent rate of return on rate base assets. The FCC's price cap system provides a formula for adjusting rates annually for changes in inflation less a productivity factor and changes in certain costs that are triggered by administrative, legislative, or judicial action beyond the control of the LECs.

In March 1995, the FCC adopted new interim price cap rules that govern the prices that the larger LECs, including the Telephone Companies, charge Interexchange Carriers ("IECs") for access to local telephone networks. The interim rules require LECs to adjust their maximum prices for changes in inflation, productivity, and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7, or 5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings, whereas election of the lower productivity factors requires earnings above certain thresholds to be shared with customers. The Telephone Companies have chosen the 5.3 percent productivity factor, which enables them to retain all of their earnings after July 1, 1996.

The revised FCC price cap plan was intended to be an interim plan that would be revised in 1996. However, with the passage of the Telecommunications Act of 1996, the FCC is conducting further proceedings to address various pricing and productivity issues, and is performing a broader review of price cap regulation in a competitive environment.

The FCC is examining universal service and access charge rules during 1997. Although the Joint Federal-State Board on Universal Service has recently recommended a system that identifies cost subsidies in connection with implementing a plan for universal service, no recommendation has yet been issued as to the size or method of recovery of the necessary subsidies. The Corporation expects FCC orders on universal service and access reform in May 1997.

In August 1996, the FCC released a decision (the "Interconnection Order") establishing guidelines to implement certain provisions of the Telecommunications Act which set rules for opening local telecommunications markets to full competition. The Interconnection Order laid out how new local exchange competitors may connect to local networks and set guidelines and prices for network components and resold services. The Corporation, along with other local telephone companies, the National Association of Regulatory Utility Commissioners and several state PUCs including the CPUC, appealed the Interconnection Order to a federal court. On October 15, 1996, the U.S.
Court of Appeals for the Eighth Circuit (the "Eighth Circuit") issued a partial stay of the Interconnection Order, staying the operation and effect of the pricing provisions and the so-called "pick and choose" rule (the FCC rule allowing new entrants to "pick and choose" individual terms different from existing interconnection agreements), but allowing the non-pricing elements of the order to go into effect. Upon consideration of a petition filed by the FCC and certain other parties, the U.S. Supreme Court issued a memorandum decision on November 12, 1996 refusing to overturn the stay imposed by the Eighth Circuit.

The Interconnection Order also addressed the issue of wireless interconnection, or the arrangements under which LECs are compensated for interconnecting with and terminating traffic for commercial mobile radio service ("CMRS") providers (including cellular, PCS and paging). The Interconnection Order ruled that CMRS providers are entitled to reciprocal compensation arrangements for transport and termination of local telecommunications traffic.

In December 1996, the FCC released a decision (the "Non-accounting Safeguards Order") establishing rules to implement safeguards other than accounting requirements that will apply when BOCs offer interLATA service that originates in their regions. The Corporation, together with another RHC, appealed one aspect of the Non-accounting Safeguards Order to the U.S. Court of Appeals for District of Columbia Circuit (the "D.C. Circuit"). In February, the parties to the appeal petitioned the D.C. Circuit to summarily reverse, or expedite its review of, the Non-accounting Safeguards Order to the extent that the order prohibits a BOC from providing interLATA facilities or services to its separate affiliate offering interLATA service within the BOC region. In late February the FCC requested that the D.C. Circuit remand the case to the FCC for further consideration of the issues raised in the appeal. The D.C. Circuit now has both the Corporation's and the FCC's requests under review.

See "FCC Regulatory Framework Review," "FCC Recommendation on Universal Service," and "FCC Interconnection Order" on pages 26 through 27 in "Item 7. MD&A" for additional information on the regulation of the Telephone Companies by the FCC.

STATE REGULATION

As a provider of telecommunications services in California, Pacific Bell is subject to regulation by the CPUC with respect to intrastate prices and services, intrastate depreciation rates, the issuance of securities, and other matters. The Public Service Commission of Nevada ("PSCN") regulates Nevada Bell on similar issues.

The incentive-based regulatory framework adopted by the CPUC in 1989 is a form of "price cap" regulation, which calls for Pacific Bell's sharing of earnings with customers at certain earnings levels. All earnings below 11.5 percent are retained by Pacific Bell. Earnings between 11.5 percent, which the CPUC set as Pacific Bell's benchmark rate-of-return, and 15.0 percent are to be shared equally between Pacific Bell and its customers. Earnings above
15.0 percent are to be shared 70.0 percent and 30.0 percent between Pacific Bell and its customers, respectively.

Under "price cap" regulation, the CPUC requires Pacific Bell to submit an annual price cap filing to determine prices for categories of services for each new year. Price adjustments reflect the effects of any change in inflation  less a  productivity  factor as  well  as adjustments  for  certain exogenous cost changes. In December 1995, the CPUC issued an order in its second review of the incentive-based regulatory framework. The order suspended use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of Pacific Bell's regulated services for three years except for adjustments due to exogenous cost changes or price changes approved through the CPUC's application process. The Corporation continues to believe that the CPUC should permanently eliminate sharing, earnings caps, and all other vestiges of rate-of-return regulation.

In December 1996, the CPUC adjusted Pacific Bell's rates due to exogenous cost changes by an annual revenue reduction of approximately $66 million effective January 1, 1997.

Effective January 1, 1995, the CPUC authorized toll services competition. Management estimates that, as a result of official competition and unofficial competitive losses in prior years, Pacific Bell currently serves less than 50 percent of the business toll market. The CPUC has also ordered Pacific Bell to offer expanded interconnection to competitive access providers. These competitors are allowed to carry the intrastate portion of long-distance and local toll calls between Pacific Bell's central offices and long-distance carriers. As a result of the CPUC order, competitors may choose to locate their transmission facilities within or near Pacific Bell's central offices.

The CPUC authorized facilities-based local competition effective January 1996 and resale competition effective March 1996. Interim rules addressing several issues, including pricing, resale, number portability, interconnection and the provisioning of essential network functions to competitors, have been adopted by the CPUC. Since the CPUC's authorization of local competition, Pacific Bell has negotiated interconnection with more than twenty different new entrants by early March 1997, and has completed interconnection arbitration proceedings with the three largest interexchange carriers, AT&T, MCI Communications Corp. and Sprint Corp. As a result of these voluntary and arbitrated agreements, Pacific Bell is offering interconnection, unbundled network elements, and resold services under the CPUC's interim pricing rules.

These interconnection agreements allow immediate competitive entry into Pacific Bell's local markets.

In early February 1997, the CPUC had authorized about 90 companies, including large and well-capitalized long-distance carriers, competitive access providers, cable television companies and other local exchange providers to begin providing local phone service in California. All of Pacific Bell's customers have already chosen a long-distance company, and these companies have established widespread customer awareness through extensive advertising campaigns over several years. Since customers may select a competitor for all their telecommunications services, local exchange competition may affect toll and access revenues as well as local service revenues.

The CPUC issued its final decision on universal service on October 25, 1996, establishing an annual California universal service fund of approximately $352 million. Customers of all telecommunications providers will contribute to the preservation of affordable telephone service via a 2.87 percent surcharge on all bills for telecommunications services provided in California. The new program went into effect on February 1, 1997. Pacific Bell expects to draw approximately $305 million annually from the universal service fund. However, to preserve revenue neutrality, as required by the CPUC decision, Pacific Bell will reduce its prices for certain services to reduce revenues by $305 million. On March 6, 1997, Pacific Bell filed its price reduction proposal with the CPUC. Pending consideration of that proposal by the CPUC, Pacific Bell will reduce its revenues by $305 million by applying a surcredit to customers' bills.

In April 1995, the PSCN approved a plan redesigning telecommunications regulation in the State of Nevada. The new plan will remove barriers to toll and local competition in Nevada but will also allow Nevada Bell to keep any productivity gains by eliminating the current customer sharing provision. The new plan required a rate case to determine initial pricing, which Nevada Bell filed in March 1996. In August 1996, the PSCN redesigned Nevada Bell's rates by increasing prices for monthly residential flat rate service while reducing prices for intra-service area toll call services and business basic services. Pricing flexibility is based on the nature and competitive environment of the service. Prices for basic service are capped for the three year period of the plan. The plan does not prohibit or require presubscription and allows interconnection where technologically feasible. The Plan will be effective January 1, 1997 and is estimated to decrease annual revenue by approximately $13 million.

See "CPUC Local Services Competition," "CPUC Decision on Universal Service," "CPUC Regulatory Framework Review", "PSCN Regulatory Review," "CPUC Revenue Rebalancing Shortfall" and "Competitive Risk" on pages 27 through 30 in "Item
7. MD&A," below, for additional information on the regulation of the Telephone Companies by the CPUC and PSCN. See also Notes G and O to the 1996 Consolidated Financial Statements on pages 73 and 87 for a discussion of other CPUC proceedings.

CHANGING INDUSTRY ENVIRONMENT

With increasing competition for existing services and the introduction of local services competition in California effective January 1, 1996, the Telephone Companies face an increasingly competitive marketplace. In response to the competitive challenge, management has developed several key strategies intended to provide a consistent, integrated focus for management's decisions and actions. These overarching strategies are to strengthen the Corporation's core telecommunications business, develop new markets and promote balanced public policy reform.

A strong core business provides the essential foundation to pursue future-oriented opportunities. To strengthen the core telecommunications business, management will continue to upgrade network and systems capability, improve customer service and efficiency, and retain and expand existing markets through product and channel innovation. See "Strengthen Core Business" on pages 21 through 24 in "Item 7. MD&A" for additional information.

As  competition  increases  in   its  core  telecommunications  business,  the
Corporation will rely increasingly on developing new markets to create new revenue sources. Toward that end, the Corporation is actively creating and pursuing markets in long-distance services, PCS, Internet access, network integration, digital wireless television and certain new information services. See "New Markets" on pages 24 through 25 in "Item 7. MD&A" for additional information.

Telecommunications policy reform has been, and will continue to be, the subject of much debate in Congress, the California Legislature, the courts, the FCC, the CPUC, and the PSCN. Management supports public policy reform that promotes fair competition and ensures that responsibility for universal service is shared by all who seek to provide telecommunications services. Competition will bring great benefits to customers by giving them the opportunity to choose among service providers for their telecommunications needs. See "Public Policy" on pages 26 through 29 in "Item 7. MD&A" for additional information.

COMPETITION

Regulatory,  legislative,  and  judicial  actions,  as  well  as  advances  in technology, have expanded the types of available communications products and services and the number of companies offering such services. Various forms of competition, including price and service competition, are growing steadily and are already having an effect on the Telephone Companies' earnings. An increasing amount of this competition is from large companies with substantial capital, technological, and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers, and wireless companies. The Telephone Companies also face competition from cable television companies and others. Although the Corporation will face significant competition in its provision of telephone and new services, management believes that the Corporation has a reputation for high quality services and that the key strategies outlined above will provide an effective competitive response.

Telephone Services Competition

The characteristics of the California market make it attractive to new competitors. Pacific Bell's business and residence revenues and profitability are concentrated among a small portion of its customer base and geographic areas. Competitors need only serve selected portions of Pacific Bell's service area to compete for the majority of its business and residence usage revenues. High-margin customers are clustered in high-density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego, and

Sacramento. California is also attractive because it has one of the lowest switched access rates in the country. By combining the low switched access rate and discounted resale rates, competitors have the ability to price their services at relatively low rates while maintaining high margins. Reselling, particularly under Pacific Bell's discounted rates, allows competitors to offer local service with little or no investment.

As in California, Nevada Bell's market is also vulnerable to competition and competitors are expected to target the high-usage, high-profit customers. These customers are geographically concentrated in the Reno/Sparks metropolitan area and business parks.

See "CPUC Local Services Competition" and "Competitive Risk" on pages 27 through 30 in "Item 7. MD&A", and "Item 8.", Note P to the 1996 Consolidated Financial Statements on page 89 for additional information on current developments in telephone services competition.

Directory Advertising

Other producers of printed directories offer products that compete with certain Pacific Bell SMART Yellow Pages products. Competition is not limited to other printed directories, but includes newspapers, radio, television, and, increasingly, direct mail and directories offered over the Internet. In addition, new advertising and information products may compete directly or indirectly with the SMART Yellow Pages. With the introduction of local exchange competition, Pacific Bell Directory will have to acquire listings from other providers for its products, and competing directory publishers may ally themselves with other telecommunications providers.

Video Services and Wireless Digital Television

The Corporation faces competition in the provision of video services and wireless digital television from existing cable television and satellite providers, and wireless, long-distance, and other telephone companies.

Internet Access

The Corporation faces competition in the provision of Internet access from established Internet access providers, cable television, long-distance, and other telephone companies.

Network Integration

The Corporation faces competition in the provision of network integration services primarily from value added distributors with professional services and network management capability, including large telecommunication services providers.

PCS

The Corporation faces significant competition in the provision of PCS services from the holders of the other wireless licenses in the Corporation's service areas, including established providers of cellular service.

Long Distance

The Corporation faces competition in the long distance market from established long-distance service providers including AT&T, MCI Communications Corporation, and Sprint Corporation. In addition, the Corporation will face competition from competitive access providers, cable television, wireless, long-distance and other telephone companies.

EMPLOYEES

As of December 31, 1996, the Corporation and its subsidiaries employed 48,330 persons. About 66 percent of the employees of the Corporation are represented by unions. In August 1995, the Telephone Companies reached a three year agreement with Communications Workers of America ("CWA"), which was ratified by the union membership. At December 31, 1996, the CWA represented about 31,000 employees. The agreement features a 10.5 percent wage increase over three years, a 14 percent pension increase, a $16 million training and retraining program, a new voluntary early retirement option, employment security, and improved health benefits. Agreements were also reached with two other unions. Management estimates that the agreements will result in increased costs of approximately $550 million over three years from August 1995.


FORWARD-LOOKING STATEMENTS

When used in this Form 10-K, the words "expects", "anticipates", "estimates", "believes" and words of similar import may constitute "forward-looking statements" within the meaning of Section 17A of the Securities Act of 1933, as amended. Such statements, which include statements contained in "Business" and "MD&A" concerning projections of revenue growth and statements of management's objectives and expectations as to levels of expenditures, are subject to risks and uncertainties, including those set forth under "Competitive Risk" and "Regulation" and elsewhere in this Form 10-K, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date of this Form 10 - K. The Corporation expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein to reflect any change in the Corporation's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Item 2. Properties.

As of December 31, 1996, the properties of the Telephone Companies represented substantially all plant, property, and equipment of the Corporation.

The   properties  of  the  Telephone  Companies  do  not  lend  themselves  to description by character and location of principal units. At December 31, 1996, the percentage distribution of total telephone plant by major category for the Telephone Companies was as follows:

                                                     Pacific   Nevada
Telecommunications Property, Plant and Equipment     Bell      Bell
---------------------------------------------------------------------------
Land and buildings (occupied principally
by central offices) ...............................  10%        7%

Cable and conduit .................................  40%       53%

Central office equipment ..........................  35%       33%

Other .............................................  15%        7%
                                                    ----      ----
Total ............................................. 100%      100%
===========================================================================

At December 31, 1996, the percent utilization of central office equipment capacity for Pacific Bell and Nevada Bell was approximately 90 percent and 94 percent, respectively.

Substantially all of the installations of central office equipment and administrative offices are in buildings and on land owned by the Corporation. Many garages, business offices, and telephone service centers are in rented quarters.

As of December 31, 1996, about 25 percent of the network access lines of Pacific Bell were in Los Angeles and vicinity and about 25 percent were in San Francisco and vicinity. On that date, about 86 percent of Nevada Bell's network access lines were in Reno and vicinity. The Telephone Companies provided approximately 76 percent and 27 percent of the total access lines in California and Nevada, respectively, on December 31, 1996. The Telephone Companies do not furnish local service in certain sizable areas of California and Nevada which are served by nonaffiliated telephone companies.

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

At   February  28,  1997,  there  were   659,994  holders  of  record  of  the

Corporation's Common Stock. At February 28, 1997, the high and low sales price for the Corporation's Common Stock based on New York Stock Exchange Composite Transactions was $41.25 and $39.875, respectively.

The markets for trading in the Common Stock are the New York, Pacific, Chicago, Swiss, and London Stock Exchanges.

The Corporation from time to time purchases shares of its Common Stock on the open market or through privately negotiated purchases and holds these shares as treasury stock.

All shares of Common Stock are fully paid and nonassessable.

Information regarding dividends paid on the Common Stock for 1996 and 1995 and the quarterly high and low sales prices of the Common Stock during 1996 and 1995 are included below.

---------------------------------------------------------------------------
STOCK TRADING ACTIVITY AND DIVIDENDS PAID
                                                                    Payment
1996                                 High         Low  Dividends       Date
---------------------------------------------------------------------------

First Quarter...................  $35.250     $25.875     $0.545     5/1/96
Second Quarter*.................  $34.750     $31.500     $0.315     8/1/96
Third Quarter*..................  $35.250     $31.750     $0.315    11/1/96
Fourth Quarter*.................  $39.000     $32.875     $0.315     2/3/97
---------------------------------------------------------------------------
                                                                    Payment
1995                                 High         Low  Dividends       Date
---------------------------------------------------------------------------

First Quarter...................  $31.250     $28.000     $0.545     5/1/95
Second Quarter..................  $31.250     $25.625     $0.545     8/1/95
Third Quarter...................  $30.875     $25.625     $0.545    11/1/95
Fourth Quarter..................  $34.375     $29.125     $0.545     2/1/96
---------------------------------------------------------------------------
(Stock  trading activity:    based  on New  York  Stock  Exchange -  Composite
Transactions)

* Under the terms of the merger agreement with SBC Communications Inc., the Corporation reduced the quarterly dividend to $0.315 per share. (See Note O to the 1996 Consolidated Financial Statements on page 87.)


Dividends

The  record date is set by the Pacific Telesis Group Board of Directors at the
time  it declares  a dividend.   Quarterly  reports are  mailed with  dividend
checks.

Stock Listing

New York, Pacific, Chicago exchanges           PAC
London, Swiss exchanges                        Pacific Telesis
Newspaper stock tables                         Pac Telesis

The declaration and timing of all dividends are at the discretion of the Corporation's Board of Directors and are dependent upon the Corporation's earnings and financial requirements, general business conditions, and other factors; there can be no assurances as to the amount or frequency of any future dividends on the Common Stock.

Under the merger agreement with SBC, Pacific Telesis may not pay a dividend in excess of 73.3% of SBC's dividend.

Item 6.  Selected Financial Data

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     SELECTED FINANCIAL AND OPERATING DATA

(Dollars in millions,
except per share amounts)             1996    1995    1994    1993    1992
--------------------------------------------------------------------------
RESULTS OF OPERATIONS
Operating revenues..............   $ 9,588 $ 9,042 $ 9,235 $ 9,244 $ 9,108
Operating expenses..............     7,390   7,031   7,041   8,582   7,025
Operating income................     2,198   2,011   2,194     662   2,083
Income from continuing
  operations....................     1,057   1,048   1,136     191   1,173
Income (loss) from spun-off
  operations....................         -       -      23      29     (31)
Extraordinary item, net of tax..         -  (3,360)      -       -       -
Cumulative effect of accounting
  changes, net of tax...........        85       -       -  (1,724)      -
Net income (loss)...............   $ 1,142 $(2,312) $1,159 $(1,504) $1,142
--------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE
Income from continuing
  operations....................   $  2.47 $  2.46 $  2.68 $  0.46 $  2.91
Income (loss) from spun-off
  operations....................         -       -    0.05    0.07   (0.08)
Extraordinary item..............         -   (7.89)      -       -       -
Cumulative effect of
  accounting changes............      0.20       -       -   (4.16)      -
Net income (loss)...............   $  2.67 $ (5.43) $ 2.73 $ (3.63) $ 2.83
--------------------------------------------------------------------------
OTHER FINANCIAL AND OPERATING DATA
Dividends per share.............   $  1.49 $  2.18 $  2.18 $  2.18 $  2.18
Total assets***.................   $16,608 $15,841 $20,139 $23,437 $21,849
Net assets of spun-off
  operations....................   $     - $     - $     - $ 2,874 $   745
Shareowners' equity.............   $ 2,773 $ 2,190 $ 5,233 $ 7,786 $ 8,251

Continuing Operations**:
Book value per share............   $  6.47 $  5.11 $ 12.34 $ 11.61 $ 18.53
Return on equity (%)............      46.0   -51.3    22.0   -26.3    16.1
Return on capital (%)...........      17.2   -18.0    14.3    -8.6    12.0
Debt maturing within one year...   $   613 $ 1,530 $   246 $   595 $ 1,158
Long-term obligations...........   $ 5,424 $ 4,737 $ 4,897 $ 5,129 $ 5,207
Debt ratio (%)..................      61.5    74.1    49.6    53.8    45.9
Capital expenditures............   $ 2,753 $ 2,961 $ 1,684 $ 1,886 $ 1,852
Cash from operating activities..   $ 2,592 $ 2,769 $ 2,947 $ 2,727 $ 2,807
Total employees at December 31..    48,330  48,889  51,590  55,355  57,023
--------------------------------------------------------------------------


                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     SELECTED FINANCIAL AND OPERATING DATA
                                  (Continued)

(Dollars in millions,
except per share amounts)             1996    1995    1994    1993    1992
--------------------------------------------------------------------------
Volume Indicators:
Toll messages (millions); 1994*      5,176   4,819   4,473   4,251   4,145
Carrier access minutes-of-use
  (millions);  1994*............    64,635  59,193  52,370  49,674  46,800
Customer switched access lines
  in service at December 31
  (thousands); 1994-95*.........    16,427  15,767  15,307  14,873  14,551
--------------------------------------------------------------------------
*   Restated.
**  Excludes spun-off operations.
*** Includes net assets of spun-off operations for the years 1992-1993.

During fourth quarter 1996, Pacific Bell Directory changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996 to a preferable method. The cumulative after-tax effect of applying the new method to prior years is recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85 million, or $0.20 per share. The first three quarters of 1996 were restated to reflect the new method. (See "Cumulative Effect of Accounting Change" under Note A on page 62.)

Effective third quarter 1995, for external financial reporting purposes, Pacific Bell discontinued the application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," an accounting standard for entities subject to traditional regulation. As a result, during 1995 the Corporation recorded a non-cash, extraordinary charge of $3.4 billion, or $7.89 per share, which is net of a deferred income tax benefit of $2.4 billion. As a result of the extraordinary charge, the Corporation's shareowners' equity was reduced by $3.4 billion. (See Note C - "Discontinuance of Regulatory Accounting - SFAS 71" on page 64.)

Effective April 1, 1994, the Corporation spun off to its shareowners its domestic and international cellular, paging, and other wireless operations in a one-for-one stock distribution of its 86 percent interest in these operations. As a result, the Corporation's total assets and shareowners' equity were each reduced by $2.9 billion during 1994. The Corporation's previous interests in the operating results and net assets of spun-off operations are classified separately and excluded from the Corporation's revenues, expenses, and other amounts presented for continuing operations. (See "Spun-off Operations" under Note A on page 60.)

Results for 1993 reflect restructuring charges which reduced income from continuing operations by $861 million, or $2.08 per share. Results for 1993 also reflect the cumulative after-tax effects of applying new accounting rules for postretirement and postemployment benefits to prior years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Pacific Telesis(R) Group (the "Corporation") includes a holding company, Pacific Telesis, and its telephone subsidiaries: Nevada Bell and Pacific Bell(R) (which when used herein includes its subsidiaries: Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration, and others) hereinafter referred to as the Telephone Companies. Other Pacific Telesis subsidiaries include Pacific Telesis Enterprises, Pacific Bell Communications, and several other subsidiaries that provide video, communications, and other services. The Telephone Companies provide local exchange services, network access, local toll services, directory advertising, Internet access, Personal Communications Services ("PCS") and selected information services in California and Nevada.

The Corporation's primary financial goal is to build long-term value for its shareowners. Management's business strategies of expanding and strengthening the core telecommunications business, developing new markets and promoting public policy reform have returned the Corporation to solid growth and continue to build value not only for its shareowners, but also for its customers and employees.

To further enhance shareowner, customer and employee value, and to meet the challenges of our dramatically changing industry, the Board of Directors announced a plan on April 1, 1996 to merge with SBC Communications Inc. ("SBC").

PLANNED MERGER

The decision to merge with SBC was based on a comprehensive evaluation of the economic, financial, regulatory and technological factors in the telecommunications industry. Management believes that the combined financial resources, access to national and international markets, and technologies of the combined companies will better enable them to take full advantage of the growth opportunities provided by the Telecommunications Act of 1996. This combination will better position the Corporation in today's competitive telecommunications environment. The merger is based on growth opportunities which will bring at least 1,000 new jobs to the combined companies in California, as well as the headquarters of four of the combined companies' operations.

The merger has been approved by the shareowners of the Corporation and SBC, the Federal Communications Commission ("FCC") and the Public Service Commission of Nevada ("PSCN"). The U.S. Department of Justice concluded that the merger does not violate the antitrust laws. In addition, the California State Attorney General has told the California Public Utilities Commission ("CPUC") that the merger will not hurt competition in California and is consistent with emerging trends. On February 21, 1997, two California administrative law judges issued a proposed decision approving the merger but with a number of conditions, including payment of up to $750 million. Management does not agree with the level of payment or the restrictive conditions and intends to work towards their reduction or elimination. A proposed decision by the administrative law judges is not binding. The CPUC is expected to review the full case and the proposed decision and issue a final decision by March 31, 1997. Depending on the final CPUC decision, the merger could close in early second quarter. (See "Merger Agreement" under Note O on page 87.)

Management believes the merger will broaden investors' options by creating one of the nation's largest national and international telecommunications businesses. The merger will enhance competition in the communications industry and position the combined companies to continue to grow and pursue new opportunities in these increasingly competitive markets.

KEY STRATEGIES

With increasing competition for existing services, the opening of local and toll services competition in California, and the enactment of the Telecommunications Act of 1996, the Corporation faces an increasingly competitive marketplace. Management's key strategies provided a strong response to the competitive challenge, as reflected by the Corporation's strong growth in revenues for 1996. The business strategies of expanding and strengthening the core telecommunications business, developing new markets and promoting public policy reform further the Corporation's goal of being the customers' first choice for their telecommunications needs.

Strengthen Core Business
------------------------

A strong core business provides the essential foundation to pursue future-oriented opportunities. To strengthen the core telecommunications business, management will continue to upgrade network and systems capability, improve customer service and efficiency, and retain and expand existing markets through product and channel innovation.

Upgrade Network and Systems Capabilities

In order to offer the products and services customers want, now and in the future, the Telephone Companies continue to invest heavily in improvements to the core telecommunications networks. The Telephone Companies spent a total of $2.5 billion primarily on the telecommunications networks during 1996. The focus of these investments has been in the advanced digital technologies discussed below. These technologies enable the Telephone Companies to provide new products and services, increase network quality and reliability, increase transmission speed, and reduce costs.

                                                              December 31
                                                              -----------
Technology Deployment                                          1996  1995
-------------------------------------------------------------------------
Access lines served by digital switches......................   80%   73%
Access lines with SS-7 capability............................   98%   98%
Access lines with ISDN accessibility.........................   90%   85%
Miles of installed optical fiber (thousands).................   541   482
-------------------------------------------------------------------------

Digital switches and optical fiber, a technology using thin filaments of glass or other transparent materials to transmit coded light pulses, increase the capacity and reliability of transmitted data while reducing maintenance costs.

Signaling System 7 ("SS-7") permits faster call setup and custom calling services. Integrated Services Digital Network ("ISDN") allows simultaneous transmission of voice, data, and video over a single telephone line. In addition, the Telephone Companies are deploying Synchronous Optical Network ("SONET") interfaces within the fiber infrastructure. SONET is an international standard for high-speed fiber optics transmission.

In December 1994, Pacific Bell contracted for the purchase of up to $2 billion of Advanced Communications Network ("ACN") facilities, which incorporated new technologies. During 1995, the ability to deploy the facilities outstripped the ACN vendors' ability to deliver necessary products and software. Accordingly, management decided to suspend construction at certain sites, which reduced the expected cost to less than $700 million. If ACN facilities meet certain quality and performance criteria (the "Network Test"), Pacific Bell is committed to purchase the ACN facilities in 1998. If ACN facilities fail the Network Test, Pacific Bell will not be committed to buy the ACN facilities but might be liable to reimburse the principal ACN vendor for some construction costs up to $300 million. If competition or other factors affect Pacific Bell's ability to recover its investment in these facilities, the value of the ACN facilities could be materially impaired.

Improve Customer Service and Efficiency

The Corporation also has invested in its networks to enhance service quality, key to winning and keeping customers in a competitive market. According to a 1996 telecommunications study performed by J. D. Power and Associates, the Corporation ranked second in customer satisfaction for local residential telephone service. The Corporation is in a service industry and the quality of service provided is still the most essential part of what the Corporation sells.

In April 1996, the Corporation introduced a Pacific Bell Awards program, designed to reward customers for continuing to choose Pacific Bell. The program offers rewards from more than 20 partners that include airlines, computer companies and restaurants. The Pacific Bell Awards program helps promote brand name and also encourages customers to subscribe to the Corporation's new products and services such as wireless PCS and Digital TV.

Recognizing the diversity of our customers, the Corporation provides service in multiple languages to many bilingual or non-English speaking customers in California, particularly those linked to the Pacific Rim and to Central and South America. The number of customers whose service was provided in other languages has grown by 129 percent since 1990, contributing to the Corporation's revenues. Strong brand name recognition and an excellent reputation in many ethnic market segments will enhance opportunity for the Corporation when it enters the long distance business.

Superior service is delivered by employees in the Corporation's workforce whose capabilities and cultures match the diversity and demands of the market. In 1996, the U.S. Department of Labor also recognized this effort and honored the Corporation with its Opportunity 2000 award for fostering employment opportunities and employee diversity.

To prosper in a competitive environment, the Corporation must continue to provide outstanding customer service while improving efficiency. The Corporation's core process reengineering ("CPR") projects, implemented primarily at Pacific Bell, have resulted in better, faster customer service with greater efficiency. CPR is a method for achieving significant increases in performance by rethinking basic business processes and systems. For example, Pacific Bell reduced the number of network operations centers from 25 to two. The new centers, which were fully operational in early 1996, require fewer employees to operate than the old centers and each serves as a fully operational backup for the other. And in 1995, Pacific Bell created customer service centers to improve the response to service activation and repair calls. With many functions consolidated in the centers, significant time savings and service improvements have been achieved by reducing hands-off between functional work groups. Reengineering processes and other efforts contributed to the improvement in efficiency as measured by the change in the Telephone Companies' employees per 10,000 access lines to 26.6 in 1996 from
28.8 in 1995.


Retain and Expand Existing Markets

Stimulating usage of the Telephone Companies' existing networks is the most cost effective way to increase revenues. The Corporation is increasing its use of alternative sales channels and targeted advertising to stimulate usage. Focus areas include high-growth data markets, voice mail, additional residential lines, and custom calling services.

The market for high-speed data transmission, or the Pacific Bell FasTrak(SM) data services, grew rapidly in 1996 due to focused marketing campaigns and the improved economy. The Telephone Companies' ISDN volumes in 1996 increased
92.4 percent from 1995. Volumes for other FasTrak data services increased as follows for 1996 over the prior year: Frame Relay increased 111.5 percent and Switched Multimegabit Data Service ("SMDS") increased 60.3 percent. Frame Relay technology allows a customer to transmit 126 pages of data per second and enables the customer to move data quickly between widely dispersed local area networks. SMDS allows users to buy whatever bandwidth they need, and to upgrade it later if desired.

In December 1996, Pacific Bell began testing the delivery of Asynchronous Transfer Mode ("ATM") high-speed data to the desktop over the telephone network using Asymmetric Digital Subscriber Line ("ADSL") technology. ATM is considered the multimedia switching technology of the future. ATM functions over ADSL, a technology that delivers higher bandwidth over copper telephone lines. Pacific Bell has been conducting a limited ADSL trial in San Ramon, California since the fall of 1996.

Changes in technology and telecommuting are fueling increased demand for additional telephone lines in the home. The Corporation provides approximately 2 million residential access lines that are in addition to the customer's primary line. Customers want extra lines for data transmission, Internet access, fax machines, and convenience. Similarly, demand for custom calling services, such as call waiting, grew more than 11.1 percent in 1996 as customers asked for greater convenience and more control over their telephone communications. Caller ID, another custom calling service, was launched in July 1996 and displays the telephone number of the calling party on a device that attaches to, or is part of, a customer's telephone.

The success of the Corporation's voice mail products continued in 1996. Customers value such features as the ability of the service to answer the phone even when they are on the line. They also like remote message retrieval features and the reliability of the network. Voice mailbox equivalents in service increased 18 percent in 1996 to about 1.7 million.

Capital expenditures for the Corporation in 1997 are forecast to be about $2.5 billion. This amount includes approximately $2.0 billion primarily for the cost of upgrading and maintaining the core telecommunications network and system capabilities. The remainder of this amount includes the cost of building the PCS network and constructing the wireless digital television network as described below.

New Markets
-----------

As competition intensifies in its core telecommunications business, the Corporation will rely increasingly on developing new products and services to create new revenue sources. Toward that end, the Corporation is actively creating and pursuing markets in PCS, Internet access, network integration, digital wireless television, long-distance, and other information services.

In November 1996, Pacific Bell Mobile Services ("PBMS") launched PCS in San Diego, California, and in February 1997, in Las Vegas, Nevada. Unlike most cellular service, PCS is a digital wireless service, offers superior sound quality, and protection from eavesdropping and cloning. The network will incorporate the Global System for Mobile Communications ("GSM") standard which is widely used in Europe. PBMS phones for PCS feature a built-in pager and answering machine. PBMS is selling PCS as an off-the-shelf product in approximately 100 retail stores across San Diego County and about 60 retail stores in Las Vegas. PBMS plans to offer PCS service in San Francisco and Los Angeles in the second quarter of 1997. Management expects a widespread offering of PCS service in most of California and Nevada by mid-1997. Although management anticipates significant competition, particularly from established cellular companies, it believes that digital technology and Pacific Bell's reputation for superior service will position our offering well with the customer.

Pacific Bell Internet Services ("PBI") provides Internet access services to business customers and in May 1996 rolled out its service to consumers. It is estimated that between 30 and 40 percent of all Internet traffic originates or terminates in California. In 1996, PBI added over 65,000 customers in California and Nevada. Pacific Bell Network Integration ("PBNI"), a new business initiated in mid-1996, was formed to assist customers with the implementation of information technology networks by providing state-of-the-art network management and consulting services. In November 1996, Pacific Bell unveiled its new ISDN Home Pack(TM), the nation's first fully integrated ISDN and Internet package. The package includes Internet access through Pacific Bell's Internet Service network, a digital modem and Internet browser software. PBI handles the Internet access and customized software of the package. PBNI is responsible for integrating the whole package and managing delivery of the hardware and software components.

In 1996, Pacific Bell Interactive Media ("PBIM") launched Pacific Bell At Hand(SM), an Internet web site (www.athand.com) designed with focus on
California. California merchants and consumers distribute, receive and exchange information in one of the Internet's most dynamic markets. Categories such as Entertainment and Leisure, Sports and the newly released

Real Estate provide users an intimate look at restaurants, golf courses, state parks, multiple listing entries, and other advertiser provided content. In 1997, PBIM will continue to add to its merchant directory lineup.

In 1996, Pacific Bell Video Services ("PBVS") started testing its wireless digital television service in the Los Angeles area. Technology and programming market trials were completed successfully. PBVS plans to move forward in Spring 1997 with a commercial launch in the Los Angeles and Orange County areas. The Corporation currently provides analog wireless television service to over 46,000 video customers in portions of Riverside and San Bernadino counties. In September 1996, PBVS started delivering cable television over the Advanced Communications Network in San Jose, California.

In response to the Telecommunications Act of 1996, the Corporation formed a new subsidiary, Pacific Bell Communications ("PBCOM"), to provide long-distance telephone service. (See "Telecommunications Legislation" on page 26.) PBCOM has filed applications in California and Nevada to provide competitive long-distance telephone service between and within service areas. Both federal and state approvals are needed before PBCOM may enter these markets. The Telephone Companies must separately comply with a competitive checklist mandated by law to enable PBCOM to enter the long distance business. By mid-February 1997, Pacific Bell had 26 interconnection agreements with a wide range of companies, of which ten met the FCC's 14-point checklist. In addition, six agreements with cellular service providers had been signed. PBCOM is required to have independent network capabilities, operating support systems, other support systems and customer care/billing center capabilities separate from the Telephone Companies, which PBCOM is currently building or acquiring. As a result of significant progress in complying with the competitive checklist, the Corporation intends to make a filing with the FCC during the first half of 1997 to seek approval to enter the long distance market.

Management sees these new markets as attractive investment opportunities even though substantial start-up costs will be incurred.

Public Policy
-------------

Telecommunications policy reform has been, and will continue to be, the subject of much debate in Congress, the California Legislature, the courts, the FCC, the CPUC, and the PSCN. Management supports public policy reform that promotes fair competition and ensures that the responsibility for universal service is shared by all who seek to provide telecommunications services.

Telecommunications Legislation

In February 1996, the Telecommunications Act of 1996 was signed into law, easing certain restrictions imposed by the Communications Act of 1934 and the 1984 Cable Act, and replacing the 1982 Consent Decree. Among the provisions, the new law allows telephone companies and cable television companies to compete in each others' markets, and permits the former Bell Operating Companies to apply to the FCC for authority to offer long-distance service, subject to certain conditions. Once the new law is fully implemented, consumers will have many new options for their local telephone, long-distance, and cable television services. (See "FCC Recommendation on Universal Service" and "FCC Interconnection Order" below.)


FCC Recommendation on Universal Service

In November 1996, the Joint Federal-State Board on Universal Service (the "Board") issued a recommendation on how to implement sections of the Telecommunications Act of 1996 regarding universal service. Generally the plan creates a system that identifies cost subsidies in rural and high-cost areas. However, the Board deferred a recommendation on how large the subsidies should be. The Board also recommended creation of a $2.25 billion fund for providing discounted services to schools and libraries. The FCC has until May 1997 to issue a final decision on this matter.

FCC Interconnection Order

In August 1996, the FCC released a decision (the "Interconnection Order") establishing guidelines to implement the Telecommunications Act of 1996, which sets rules for opening local telecommunications markets to full competition. The Interconnection Order lays out how long distance companies and other new competitors may connect to local networks and sets guidelines and prices for network components. Management believes that the Interconnection Order undermines the intent of the Telecommunications Act of 1996 by, among other things, denying states a role in managing and setting prices for local markets. Management is also concerned that the order requires local telephone companies to offer wholesale network services at unrealistically low prices.

The Corporation, along with other local telephone companies, the National Association of Regulatory Utility Commissioners and state PUCs, including the CPUC, appealed the Interconnection Order to a federal court. On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit (the "Court of Appeals") issued a partial stay of the Interconnection Order that stays the operation and effect of the pricing provisions and the "pick and choose" rule, but allows the non-pricing elements of the order to go into effect. The U.S. Supreme Court issued a memorandum decision on November 12, 1996 refusing to overturn the stay imposed by the Court of Appeals. The Court of Appeals is expected to issue a decision by mid-1997.

The Interconnection Order also addressed the issue of wireless interconnection, or the arrangements under which local exchange carriers ("LECs") are compensated for interconnecting with and terminating traffic for commercial mobile radio service ("CMRS") providers (including cellular, PCS and paging). The Interconnection Order ruled that CMRS providers are entitled to reciprocal compensation arrangements for transport and termination of local telecommunications traffic. On November 1, 1996, the Court of Appeals lifted a part of the stay described above with respect to the non-price aspects of the FCC's reciprocal compensation rules for CMRS providers. As a result of this order, Pacific Bell is currently renegotiating its CMRS contracts and by early February 1997, had signed agreements with six CMRS providers, including the major California providers.

FCC Regulatory Framework Review

The FCC adopted new interim price cap rules in 1995 that govern the prices that the larger LECs, including the Telephone Companies, charge interexchange carriers for access to local telephone networks. The interim rules require the LECs to adjust their maximum prices for changes in inflation, productivity and certain costs beyond the control of the LEC. Under the interim plan, LECs may choose from three productivity factors: 4.0, 4.7 or 5.3 percent. Election of the 5.3 percent productivity factor permits the LEC to retain all of its earnings, whereas the other lower productivity factors require earnings to be shared with customers. As in 1995, the Telephone Companies again chose the 5.3 percent productivity factor that will enable them to retain all of their earnings effective July 1, 1996. The higher productivity factor was chosen because management believes that it will be more than offset by elimination of the sharing mechanism.

The revised FCC price cap plan was intended to be an interim plan that would be revised in 1996. However, with the passage of the Telecommunications Act of 1996, the FCC is conducting further proceedings to address various pricing and productivity issues, and is performing a broader review of price cap regulation in a competitive environment. Additionally, the FCC has indicated that it will also examine universal service (see "FCC Recommendation on Universal Service" on page 26) and access charge rules during 1997.

Management continues to believe that the FCC should adopt pure price cap regulation and eliminate the productivity factor, sharing and earnings cap.


CPUC Local Services Competition

The CPUC authorized facilities-based local services competition effective January 1996 and resale competition effective March 1996. Several issues still need to be resolved before the CPUC issues final rules for local competition. These issues include final rates for resale, presubscription, implementation of number portability and LEC provisioning and pricing of essential network functions to competitors. In order to provide services to resellers, Pacific Bell will use operating support systems currently in place, and it is also building electronic ordering systems and a customer care/billing center. Costs to implement local competition, especially number portability, will be material and it is uncertain whether regulators will allow for recovery of these costs. The CPUC expects to issue final rules on presubscription in early 1997 and final rates and rules for all other issues in late 1997.

Management believes that all markets should be open to all competitors under the same rules at the same time, and that a truly open competitive market, in which the Corporation can compete without restrictions, offers long-term opportunity to build the business and maximizes benefit for the consumer.

CPUC Decision on Universal Service

The CPUC issued its final decision on universal service on October 25, 1996, establishing an annual California universal service fund of approximately $352 million. Customers of all telecommunications providers will contribute to the preservation of affordable telephone service via a 2.87 percent surcharge on all bills for telecommunications services provided in California. The new program went into effect on February 1, 1997.

Management is concerned that the decision underestimates the true cost of providing universal telephone service. While $305 million of the total $352 million is expected to be paid to Pacific Bell initially, this is far short of Pacific Bell's estimate of the true cost of providing universal service. Pacific Bell developed a Cost Proxy Model to calculate the cost of service in California. That model estimated the average cost of providing service to be $27 per line per month. The CPUC uses the model in a modified form for the new program, but has determined that the average cost is only $20.30 per line per month. The universal service fund provides full funding for the difference between the adopted CPUC cost and price only for those lines with costs above $20.30. Pacific Bell's price for basic service, including federal charges, is $14.75. Lines that cost more than $14.75, but less than $20.30 will not receive any funding. About 25 percent of Pacific Bell's residence primary lines qualify for funding.

In order to ensure revenue neutrality, Pacific Bell must reduce its rates dollar for dollar for any funds it receives from the newly created universal service fund. This reduction will initially be accomplished by means of an across-the-board surcredit on all of Pacific Bell's products and services except for residential basic exchange services. The order allows Pacific Bell to file an application to replace the initial across-the-board surcredit with permanent price reductions for those services that previously subsidized universal services.

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

CPUC Regulatory Framework Review

In December 1995, the CPUC issued an order in its review of the regulatory framework in California. The order suspended use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of Pacific Bell's regulated services for the years 1996 through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process. In December 1996, the CPUC adjusted Pacific Bell's rates due to exogenous cost changes by an annual revenue reduction of approximately $66 million effective January 1, 1997.

Management continues to believe that the CPUC should adopt pure price cap regulation and permanently eliminate sharing, earnings caps, and all other vestiges of rate-of-return regulation.

PSCN Regulatory Review

The PSCN approved a "Plan of Alternative Regulation" ("the Plan") in April 1995 redesigning telecommunications regulation in the State of Nevada. The Plan will remove barriers to toll and local competition in Nevada but will also allow Nevada Bell to keep any productivity gains by eliminating the current customer sharing provision. The Plan is optional and required a rate case to determine initial pricing. In March 1996, Nevada Bell filed a rate case to enter the Plan. In August 1996, the PSCN redesigned rates by increasing the monthly residential flat rate service while reducing intra-service area toll call services and business basic prices. The Plan was effective January 1, 1997 and is estimated to decrease annual revenue by approximately $13 million. The PSCN also increased depreciation rates that are estimated to increase annual depreciation expense by about $5 million beginning in January 1997.

COMPETITIVE RISK

Regulatory, legislative and judicial actions, as well as advances in technology, have expanded the types of available communications products and services and the number of companies offering such services. Various forms of competition are growing steadily and are already having an effect on
Pacific Bell's earnings. An increasing amount of this competition is from large companies with substantial capital, technological, and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers, and wireless companies. Pacific Bell also faces competition from cable television companies and others.

Effective January 1, 1995, the CPUC authorized toll services competition. Management estimates that share losses since January 1, 1995 have been in the five to six percent range. However, this loss combined with losses prior to the official opening of this market has resulted in Pacific Bell currently serving less than 50 percent of the business toll market. In April 1995, the CPUC also ordered Pacific Bell to offer expanded interconnection to competitive access providers. These competitors are allowed to carry the intrastate portion of long-distance and local toll calls between Pacific Bell's central offices and long distance carriers. Competitors may choose to locate their transmission facilities within or near Pacific Bell's central offices.

Effective January 1, 1996, the CPUC authorized local exchange competition. By early February 1997, the CPUC had authorized about 90 companies, including large and well-capitalized long distance carriers, competitive access providers, and cable television companies to begin providing local phone service in California, and 38 additional applications were pending. These companies are prepared to compete in major local exchange markets and many have already deployed switches or other facilities. All of Pacific Bell's customers have already chosen a long distance company, and these companies have established widespread customer awareness through extensive advertising campaigns over several years.

Local exchange competition may affect toll and access revenues, as well as local service revenues, since customers may select a competitor for all their telecommunications services. Local exchange competition may also affect other service revenues as Pacific Bell Directory will have to acquire listings from other providers for its products, and competing directory publishers may ally themselves with other telecommunications providers. Management estimates the CPUC's proposed local competition rules could materially reduce revenue growth for Pacific Bell's regulated California operations by late 1997.

The characteristics of the California market make it attractive to new competitors. Pacific Bell's business and residence revenues and profitability are concentrated among a small portion of its customer base and geographic areas. Competitors need only serve selected portions of Pacific Bell's service area to compete for the majority of its business and residence usage revenues. High-margin customers are clustered in high-density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego, and Sacramento. California is also attractive because it has one of the lowest switched access rates in the country. By combining the low switched access rates and discounted resale rates, competitors have the ability to price their services below Pacific Bell's prices while maintaining high margins. Reselling allows competitors to offer local services with little or no investment.

Management believes that now that our markets are open to all competitors, the Corporation should be granted access to markets that are currently closed to LECs. A truly open competitive market, in which the Corporation can compete without restrictions, offers long-term opportunity to build the business and maximizes benefits for consumers. Management believes its key strategies of strengthening the core business by upgrading its network and systems capabilities, improving customer service and efficiency, expanding existing markets, developing new markets and promoting public policy reform, will provide a strong response to its competitive challenge. (See "Key Strategies" on page 21.)

In Nevada, the PSCN issued a ruling opening the local exchange market to competition. It includes requirements that the LECs allow interconnection, unbundling, interim number portability and resale. Current PSCN proceedings are addressing pricing, interconnection and other local competition issues. At least two long distance carriers have requested resale of Nevada Bell services, and two competitive access providers have entered the Northern Nevada market, with the express intent of providing an alternative basic business service to high-margin customers. Further, long distance carriers can now transport toll calls both within and between service areas, and there is evidence that such transport is increasing at a rapid rate. As in California, Nevada Bell's market is attractive to new competitors. Competition is expected to target the high-usage, high-profit customers. These customers are geographically concentrated in the Reno/Sparks metropolitan area and business parks.

RESULTS OF OPERATIONS

The following discussions and data summarize the results of operations of the Corporation for the periods 1996 compared to 1995, and 1995 compared to 1994. The Corporation's previous interests in the operating results of wireless operations that were spun off to shareowners on April 1, 1994, are classified separately as "spun-off operations" in the accompanying financial statements. (See Note B - "Spun-off Operations" on page 63.) The spun-off operations are excluded from the Corporation's results from continuing operations.

                                                  %              %
Operating Statistics                   1996  Change    1995 Change    1994
--------------------------------------------------------------------------
Capital expenditures ($ millions).    2,753    -7.0   2,961   75.8   1,684
Total employees at December 31....   48,330    -1.1  48,889   -5.2  51,590
Telephone Companies' employees
  at December 31*.................   43,713    -3.7  45,413   -6.2  48,404
Telephone Companies' employees per
  ten thousand access lines*......     26.6    -7.6    28.8   -8.9    31.6
--------------------------------------------------------------------------
* Excludes Pacific Bell Directory and Pacific Bell Mobile Services employees.

Earnings
--------

Earnings and earnings per share for 1996 were $1,142 million and $2.67, respectively. 1996 earnings included a one-time, non-cash after-tax gain of $85 million, or $0.20 per share associated with a change in accounting for directory publishing revenues and expenses, which was substantially offset by a number of other one-time items. (See "Cumulative Effect of Accounting Change" under Note A on page 62.) Earnings for 1996 reflect the revenue growth from increased customer demand for local telephone products associated with marketing efforts and California's growing economy. Earnings remained stable despite substantial increases in expenditures associated with entering new businesses, increased demand and regulatory mandates for local competition.

The Corporation reported a loss of $2,312 million for 1995, or loss per share of $5.43. Earnings and earnings per share for 1995 before extraordinary item were $1,048 million and $2.46, respectively. The reported loss is due primarily to a non-cash, extraordinary charge to net income during third quarter 1995 of $3.4 billion, after taxes, or $7.89 per share. The charge resulted from the discontinued application by the Corporation's Pacific Bell subsidiary of special accounting rules for entities subject to traditional regulation and Pacific Bell's change to the general accounting rules used by competitive enterprises. (See Note C - "Discontinuance of Regulatory Accounting - SFAS 71" on page 64.)

Revenue shortfalls also contributed to the decline in 1995 earnings. Demand growth as a result of the January 1995 local toll price reductions fell far short of the level anticipated by the CPUC. As a result, the revenue neutrality intended by the CPUC's price rebalancing order was not achieved. (See "CPUC Revenue Rebalancing Shortfall" on page 47.) Price cap revenue reductions  ordered  by  the  CPUC  and  the  FCC  further  reduced  earnings.
Additional pressure on earnings resulted from incremental labor expense associated with the severe storms in 1995. Pressure on earnings was mitigated by the Corporation's continuing cost containment initiatives.

Management cannot predict the effects on earnings for 1997 from competition and issues remaining to be resolved with the Telecommunications Act of 1996. Management anticipates earnings dilution from the development of new markets and increased local competition, but believes that the California economy will continue to improve and that our history of effective cost controls will continue. (See "Planned Merger" through "Competitive Risk" on pages 20-30.)

Volume Indicators
-----------------
                                                  %              %
                                        1996 Change    1995 Change    1994
---------------------------------------------------------------------------
Switched access lines at Dec. 31
(thousands).......................    16,427    4.2 *15,767    3.0 *15,307
  Residence.......................    10,225    3.7  *9,862   *2.0  *9,670
  Business........................     5,986    5.2  *5,691    4.9   5,426
  Other...........................       216    0.9     214   *1.4    *211

  ISDN access lines at Dec. 31
   (thousands, included in above).       102   92.4      53  130.4      23

Total interexchange carrier access
minutes-of-use (millions).........    64,635    9.2  59,193  *13.0 *52,370
  Interstate......................    36,361   10.9  32,774   *7.2 *30,575
  Intrastate......................    28,274    7.0  26,419  *21.2 *21,795

Toll messages (millions)..........     5,176    7.4   4,819   *7.7  *4,473
Toll minutes-of-use (millions)....    15,935    9.5  14,547   *4.5 *13,917

Voice mailbox equivalents at Dec. 31
 (thousands)......................     1,714   18.0   1,453   27.0   1,144

Custom calling services at Dec. 31
 (thousands)......................     8,011   11.1  *7,211   *8.2  *6,666
---------------------------------------------------------------------------
*  Restated.

The  total number of  access lines in  service at  December 31, 1996,  grew to
16.427 million, an increase of 4.2 percent for the year, up from 3.0 percent in 1995. The residential access line growth rate increased to 3.7 percent for 1996, up from 2.0 percent in 1995 reflecting the growing California economy. The growth rate in business access lines was 5.2 percent in 1995, up from 4.9 percent in 1995. The growth in business access lines reflects increased employment levels in California. The number of ISDN lines in service grew to 102 thousand, an increase of 92.4 percent for 1996, as customers increased telecommuting and demanded faster data transmission and Internet access.

Access minutes-of-use represent the volume of traffic carried by interexchange carriers over the Telephone Companies' local networks. Total access minutes-of-use for 1996 increased by 9.2 percent over 1995. The increase in access minutes-of-use was primarily attributable to economic growth. The growth rate of 13.0 percent in 1995 was higher than 1996 due to the introduction of toll services competition in 1995. In California, the official introduction of toll services competition in January 1995 had the effect of increasing intrastate access minutes-of-use. This phenomenon occurs because Pacific Bell provides access service to competitors who complete local toll calls over Pacific Bell's network.

Toll messages and minutes-of-use are comprised of Message Telecommunications Service and Optional Calling Plans ("local toll") as well as WATS and
terminating  800  services.     In  1996,  toll  minutes-of-use  increased  by
9.5 percent compared to an increase of 4.5 percent for 1995. The increase was driven primarily by economic growth.

Management cannot predict the effects on volumes for 1997 from competition and issues remaining to be resolved with the Telecommunications Act of 1996. However, management believes that the California economy will continue to improve and that its business strategies will position the Corporation to compete effectively in the changing telecommunications industry. (See "Planned Merger" through "Competitive Risk" on pages 20-30.)


Operating Revenues
------------------

($ millions)                         1996  Change    1995   Change    1994
--------------------------------------------------------------------------
Total operating revenues......     $9,588    $546  $9,042    $-193  $9,235
                                             6.0%            -2.1%
--------------------------------------------------------------------------

Revenues for 1996 increased from 1995 primarily due to increased customer demand driven by the expansion of business data services, strong usage levels for new custom calling services, increases in access line and minutes-of-use volumes, and growth in directory advertising. The Corporation's marketing efforts and California's growing economy contributed to the increased customer demand. Increases in 1996 revenues were partially offset by $50 million of rate reductions due to FCC price cap orders. Revenues for the six months ended June 30, 1996, decreased $60 million due to the FCC price cap filing for the twelve months ending June 30, 1996. For the 1996 annual access tariffs filings effective July 1, 1996, revenues increased approximately $10 million. The CPUC price cap order effective January 1, 1996, had a minimal effect on Pacific Bell revenues due to an order in December 1995 suspending use of the "inflation minus productivity" component of the price cap formula for 1996 through 1998. This action freezes the price caps on most of Pacific Bell's regulated services through 1998 except for adjustments due to exogenous costs or price changes approved through the CPUC's application process. (See "CPUC Regulatory Framework Review" on page 28.) Primary factors affecting 1996 revenue changes from 1995 are summarized in the table below.

CHANGE IN 1996 REVENUES FROM 1995:                                   Total
                                            Price                   Change
                                              Cap         Customer    from
($ millions)
                                           Orders    Misc.  Demand    1995
--------------------------------------------------------------------------
Local service.......................         $  -      $14    $205    $219
Network access:
 Interstate.........................          -50       37     140     127
 Intrastate.........................            -      -21      34      13
Toll service........................            -      -21      84      63
Other service revenues..............            -       24     100     124
                                            -----    -----   -----   -----
Total operating revenues............         $-50      $33    $563    $546
==========================================================================

Local service revenues include basic monthly service fees and usage charges. Fees and charges for custom calling services, coin phones, installation, and service connections are also included in this category. The $205 million increase in customer demand for local service is the result of the 4.2 percent growth in access lines and the 11.1 percent growth in custom calling services, such as call waiting, generated by the improved economy in California and effective marketing.

Network access revenues reflect charges to interexchange carriers and to business and residential customers for access to the Telephone Companies' local networks. The $140 million increase in interstate network access revenues due to customer demand reflects increased interexchange carrier access minutes-of-use, as well as increased access lines. The $34 million demand-related increase in intrastate network access revenues also resulted from growth in access minutes-of-use.

Toll service revenues include charges for local toll as well as 800 services within service area boundaries. The increase of $84 million in toll service revenues due to customer demand was driven primarily by increased local toll usage resulting from California's growing economy. The customer demand-related increases in local toll service was partially offset by competitive losses in 800 services. Interexchange carriers currently have the competitive advantage of being able to offer these services both within and between service areas.

Other service revenues are generated from a variety of services including directory advertising, information services, PCS, Internet services, network integration and billing and collection services provided by the Telephone Companies. Increases in other service revenues reflect growth in the Telephone Companies' information services and directory advertising due to continued growth in the California economy. In addition, other service revenues for Internet, network integration and wireless cable increased over 1995 primarily due to the introduction of these new services.

Total operating revenues for 1995 were reduced from 1994 primarily because demand growth as a result of lower prices due to toll services competition effective January 1, 1995, was less than assumed in the CPUC-ordered price rebalancing. (See "CPUC Revenue Rebalancing Shortfall" on page 47.) Revenues were also reduced because of price cap revenue reductions ordered by the CPUC and FCC under incentive-based regulation as well as the effects of toll services competition. The decreases in total operating revenues were partially offset by a net increase in customer demand in 1995. The decrease in 1995 revenues compared to 1994 was lessened by a CPUC-ordered refund of $27 million in 1994 related to Pacific Bell's payment processing system.

Management cannot predict the effects on revenues for 1997 from competition and issues remaining to be resolved with the Telecommunications Act of 1996. However, management believes that the California economy will continue to improve and that its business strategies will position the Corporation to compete effectively in the changing telecommunications industry. (See sections "Planned Merger" through "Competitive Risk" on pages 20-30.)


Operating Expenses
------------------

($ millions)                          1996  Change    1995  Change    1994
--------------------------------------------------------------------------
Total operating expenses......      $7,390    $359  $7,031    $-10  $7,041
                                              5.1%           -0.1%
--------------------------------------------------------------------------

The increase in total operating expenses for 1996 reflects the Corporation's costs for increased demand for products and services, new business initiatives and costs incurred to prepare for local competition. Increased expenses were partially offset by cost reductions from the Corporation's ongoing efficiency efforts and savings due to changes in employee benefit plans and benefit plan assumptions. Primary factors affecting expense changes are summarized below.

CHANGE IN 1996 OPERATING EXPENSES FROM 1995:

                            Pacific   Pacific                        Total
                              Bell*     Bell*   Pacific     Other   Change
                           Salaries  Employee     Bell*     PTG**     from
($ millions)                & Wages  Benefits     Misc.  Entities     1995
--------------------------------------------------------------------------
Cost of products and
  services..................... $38     $-121       $55       $32       $4
Customer operations and
  selling expenses.............   9       -74        26       116       77
General, administrative,
  and other expenses...........  27         4       178        63      272
Depreciation and amortization..   -         -        -3         9        6
                                ---      ----      ----      ----     ----
Total operating expenses....... $74     $-191      $256      $220     $359
==========================================================================
*  Excludes Pacific Bell subsidiaries.
** Includes Pacific Telesis Group and Pacific Bell subsidiaries.

At Pacific Bell, excluding subsidiaries, salary and wage expense increased $74 million in 1996, primarily due to wage increases associated with new labor agreements effective August 1995 and overtime due to increased business volumes. These increases were somewhat offset by force reduction programs. (See "Status of Reserves" on page 39.) Salary and wage expense for the Corporation's other entities increased $66 million in 1996 due primarily to entry into new businesses. Due to increased demand for products and services and entry into new businesses, management anticipates that the workforce will increase in 1997 and related salary and wage expense will also increase.

At Pacific Bell, excluding subsidiaries, employee benefits expense decreased $191 million in 1996. This decrease was due primarily to the net effect of changes in employee benefit plans and changes in employee benefit plan assumptions and the discontinued application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation," at Pacific Bell. (See Note C - "Discontinuance of Regulatory Accounting - SFAS 71" on page 64, Note F - "Employee Retirement
Plans" on page 69 and Note G - "Other Postretirement and Postemployment Benefits" on page 73.) Despite 1997 expected force increases, management anticipates that the changes in employee benefit plans and benefit plan assumptions will continue to produce savings in 1997.

At Pacific Bell, excluding subsidiaries, the increase in miscellaneous expenses in 1996 primarily reflects costs incurred to prepare for local competition, increased costs for software and contract services associated with increased demand for products and services.

The Corporation's other entities' expenses increased primarily due to new business initiatives, such as PCS, Internet access, long distance and network integration.

Management anticipates total operating expenses to increase in 1997 due to new business initiatives and increased demand. Also, costs to implement local competition, especially number portability, will be material and it is uncertain whether regulators will allow for recovery of these costs. (See "CPUC Local Services Competition" on page 27.) In addition, over the next few years, management is expecting to incur additional expenditures to modify its software to operate correctly for the year 2000.

The decrease in total operating expenses for 1995 reflects the Corporation's cost reduction efforts and reduced settlements expense. These decreases were largely offset by increased depreciation expense, costs resulting from severe storm damage in early 1995, and increased software expenses.

At Pacific Bell, excluding subsidiaries, salary and wage expense decreased $85 million in 1995, primarily as a result of a net workforce reduction of 3,114 employees. The effect of Pacific Bell's declining workforce was partially offset in 1995 by increased overtime for storm and flood repairs and by a $29 million increase related to higher compensation rates. The Corporation's salary and wage expense was $2,215 million for 1995, a decrease of $56 million from 1994.

At Pacific Bell, excluding subsidiaries, employee benefits expense decreased $51 million in 1995 primarily due to the Corporation's health care cost-reduction efforts and Pacific Bell's force reduction programs. The Corporation's employee benefits expense was $660 million for 1995, a decrease of $36 million from 1994.

Interest Expense
----------------
($ millions)                         1996  Change    1995  Change    1994
--------------------------------------------------------------------------
Interest expense..............       $341   $-101    $442    $-13    $455
                                           -22.9%           -2.9%
--------------------------------------------------------------------------

Interest expense decreased in 1996 due primarily to a change in the Corporation's capital structure (see Note K - "Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts" on page 83) and a change in classification of interest capitalized during construction from an item of other income to a reduction in interest expense due to the discontinued application of SFAS 71 at Pacific Bell. (See Note C - "Discontinuance of Regulatory Accounting - SFAS 71" on page 64.)

Interest expense decreased in 1995 primarily due to a decrease in the balance of long-term debt from 1994 and interest expense associated with a CPUC refund order in 1994. These decreases were partially offset by interest expense associated with increased short-term borrowings, adjustments on capital leases and the completion of amortization of gains on certain investments.

Other Income (Expense) - Net
----------------------------

($ millions)                         1996  Change    1995  Change    1994
--------------------------------------------------------------------------
Other income (expense)-net.......... $-59   $-101     $42    $-13     $55
                                          -240.5%          -23.6%
--------------------------------------------------------------------------

Other income (expense)-net decreased in 1996 primarily due to a change in classification of interest capitalized during construction from an item of other income to a reduction of interest expense, interest income from tax refunds received in 1995 of approximately $30 million and in 1996, dividends paid on Trust Originated Preferred Securities ("TOPrS"). (See Note K - "Cor-poration-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts" on page 83.) These decreases were partially offset by bond redemption costs incurred in 1995 associated with Pacific Bell's redemption of debentures.

Other income (expense)-net decreased in 1995 primarily due to equity losses of joint ventures and bond redemption costs associated with Pacific Bell's redemption of debentures. These decreases were partially offset by increased interest income of approximately $30 million from tax refunds received in 1995 related to prior years and unrealized gains on trust assets under an executive compensation deferral plan. These unrealized gains will fluctuate over time and may be offset by unrealized losses depending on market conditions.

Income Taxes
------------

($ millions)                         1996  Change    1995  Change    1994
--------------------------------------------------------------------------
Income taxes........................ $741    $178    $563    $-95    $658
                                            31.6%          -14.4%
Effective tax rate (%).............. 41.2            34.9            36.7
--------------------------------------------------------------------------

Income tax expense increased for 1996 primarily due to higher pre-tax income, tax adjustments and tax refunds received in 1995. Effective January 1, 1997, California's maximum statutory tax rate will decrease from 9.3 percent to 8.84 percent. Due to this rate reduction, at December 31, 1996, the Corporation revalued its net deferred tax assets. This revaluation increased state income tax expense $16 million for 1996, which contributed to the overall income tax expense increase for 1996.

The decrease in income tax expense for 1995 was primarily due to lower pre-tax income and tax refunds received in that year.

Cumulative Effect of Accounting Change
--------------------------------------

During fourth quarter 1996, Pacific Bell Directory ("Directory") changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996. Directory previously recognized revenues and expenses related to publishing using the "amortized" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "issue basis" method, revenues and expenses will be recognized when the directories are issued. The cumulative after-tax effect of applying the new method to prior years is recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85 million, or $0.20 per share. The gain is net of deferred taxes of $58 million. The first three quarters of 1996 were restated to reflect the new method. Management believes this change to the issue basis method is preferable because it is the method generally followed in the publishing industry and better reflects the operating activity of the business. This accounting change is not expected to have a significant net income effect on future periods. (See "Cumulative Effect of Accounting Change" under Note A on page 62.)

Extraordinary Item
------------------

Effective third quarter 1995, for external financial reporting purposes, Pacific Bell discontinued the application of SFAS 71, an accounting standard for entities subject to traditional regulation. As a result, during 1995, the Corporation recorded a non-cash, extraordinary, after-tax charge of $3.4 billion, or $7.89 per share. The Corporation's Nevada Bell subsidiary continues to apply SFAS 71 accounting, but is evaluating its continued use as competition in its markets increases. If Nevada Bell were to discontinue application of SFAS 71 it would not have a material effect on the Corporation's financial statements. (See Note C - "Discontinuance of Regulatory Accounting - SFAS 71" on page 64.)

Adoption of New Accounting Standard
-----------------------------------

SFAS 128, "Earnings per Share," requires dual presentation of basic and diluted earnings per share ("EPS") by entities with complex capital structures. This new rule is effective for financial statements issued for periods ending after December 15, 1997. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, which is similar to the fully diluted EPS under current accounting rules. Currently, the Corporation discloses only basic EPS because primary and fully diluted EPS, under current accounting rules, have an immaterial effect. The Corporation will adopt SFAS 128 in its December 31, 1997 consolidated financial statements but expects that the presentation will be the same as under the current rules. Therefore, SFAS 128 is not expected to have any significant impact on the Corporation's financial statements.

Status of Reserves
------------------

The Corporation has established a number of reserves to record the effects of discontinuing and restructuring certain parts of its business.

In 1991, a $203 million reserve was established for the cost of management force reduction programs through 1994. A balance of $77 million remained at the end of 1993. An additional $1,020 million reserve was established in December 1993 to record the incremental cost of force reductions associated with restructuring Pacific Bell's business processes through 1997. This restructuring was expected to allow Pacific Bell to eliminate more than 14,000 employee positions from 1994 through 1997. After considering new positions expected to be created, a net reduction of approximately 10,000 positions was anticipated. In addition, Pacific Bell has relocated employees in conjunction with consolidating business offices, network facilities, installation and collection centers, and other operations.

Pacific Bell's gross force reductions under the restructuring plan, excluding subsidiaries, totaled 4,142 employees in 1996. Total gross force reductions for the first three years of the plan, 1994 through 1996, totaled 14,181. Net force reductions were 1,926 for 1996 and 9,168 for the three-year period 1994 through 1996. The pace of net force loss moderated in 1996 due to strong volume growth at Pacific Bell.

Annual cash savings are expected to reach approximately $1 billion when the restructuring is completed in 1997. In 1996, expense savings due to the restructuring totaled approximately $757 million primarily from savings in labor costs due to cumulative force reductions since restructuring began.

Charges to the restructuring reserve in 1996 totaled $131 million, including cash outlays of $195 million and a $64 million non-cash charge reversal described below. In 1995, Pacific Bell charged $219 million to the restructuring reserve for the cost through 1997 of enhanced retirement benefits negotiated in the 1995 union contracts. These costs will be paid from pension fund assets and do not require current outlays of the Corporation's funds. Based on its experience, in 1996 Pacific Bell revised its estimate of these retirement costs. Consequently, $64 million of these 1995 non-cash charges were reversed in 1996. There was no effect on net income from either the 1995 charge or the 1996 change in this estimate.

Management expects to use the remaining reserve balance during 1997.

In fourth quarter 1996, the Corporation established a reserve of $43 million to reflect the restructuring of portions of its video-related businesses. Other reserves were recorded in 1993, 1992, and 1990 related to the spun-off operations and the Corporation's withdrawal from, or restructuring of, its real estate, cable, and customer premises equipment businesses. Management believes the $116 million balance in these reserves remaining at the end of 1996 is adequate. (See Note D - "Restructuring Charges and Other Reserves" on page 66.)

The table below sets forth the status and activity of these reserves.

($ millions)                                       1996     1995     1994
--------------------------------------------------------------------------
Reserve for force reductions and restructuring:
Balance - beginning of year..................      $228    $ 819   $1,097
Additions....................................         -        -        -
Charges: cash outlays........................      -195     -372     -216
         non-cash............................        64     -219      -62
                                                  -------------------------
Balance - end of year........................      $ 97    $ 228   $  819
                                                  =========================
Other reserves:
Balance - beginning of year..................       $98    $ 119   $  428
Additions....................................        43        -        -
Charges: cash outlays........................        -2       -6      -61
         non-cash............................       -23      -15     -248
                                                  -------------------------
Balance - end of year........................      $116    $  98   $  119
===========================================================================

LIQUIDITY AND FINANCIAL CONDITION

The Corporation defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, pay its current obligations, and pay dividends. Management expects to continue to meet the majority of its liquidity needs from internally generated funds, but can also obtain external financing through the issuance of common stock, and short- and long-term debt, if needed.

Short-term borrowings are available under a commercial paper program and through uncommitted unused lines of credit. These lines of credit are subject to continued review by the lending banks. At December 31, 1996, the unused lines of credit available totaled approximately $2.8 billion.

For longer-term borrowings, in February 1997, the CPUC approved Pacific Bell's application to issue up to $1.75 billion of long- and intermediate-term debt and preferred securities. The proceeds may be used to redeem maturing debt, to refinance other debt issues and to finance construction expenditures or acquisition of property. The CPUC's authorization is in effect until the full $1.75 billion has been issued. Pacific Bell also has remaining authority from the Securities and Exchange Commission ("SEC") to issue up to $150 million of long- and intermediate-term debt through a shelf registration filed in April 1993. In addition, the Corporation's PacTel Capital Resources ("PTCR") subsidiary may issue up to $192 million of medium-term notes through a shelf registration on file with the SEC.

In December 1994, Pacific Bell contracted for the purchase of up to $2 billion of Advanced Communications Network ("ACN") facilities, which incorporated new technologies. During 1995, the ability to deploy the facilities outstripped the ACN vendors' ability to deliver necessary products and software. Accordingly, management decided to suspend construction at certain sites, which reduced the expected cost to less than $700 million. If ACN facilities meet certain quality and performance criteria (the "Network Test"), Pacific Bell is committed to purchase the ACN facilities in 1998. If ACN facilities fail the Network Test, Pacific Bell's will not be committed to buy the ACN facilities but might be liable to reimburse the principal ACN vendor for some construction costs up to $300 million. If competition or other factors affect Pacific Bell s ability to recover its investment in these facilities, the value of the ACN facilities could be materially impaired.

In 1997, the Corporation anticipates further investments in new business initiatives and expects to generate the required funds through internal and external sources.

In August 1996, Moody's Investors Services, Inc. ("Moody's") downgraded Pacific Bell's debentures and notes to A1 from Aa3, PTCR's medium-term notes to A2 from A1, Pacific Telesis Group's counterparty rating to A2 from A1 and Pacific Telesis Financing I and II Trust Originated Preferred Securities ("TOPrS") to a2 from a1. In addition, Moody's downgraded Pacific Bell's shelf registration of debt securities to (P)A1 from (P)Aa3 and PTCR's shelf registration of debt securities to (P)A2 from (P)A1. The downgrades were prompted by Moody's concerns about the ability of Pacific Bell to continue to generate the same level of highly predictable cash flows in an increasingly uncertain competitive and regulatory environment.

In  April 1996, reflecting the announcement  of the merger agreement with SBC,

Standard & Poor's Corporation revised the outlook on Pacific Telesis Group's corporate credit ratings, including PTCR, to stable from negative. (See "Merger Agreement" under Note O on page 87.) The outlook for Pacific Bell remains negative. Also reflecting the merger agreement announcement, Duff and Phelps Credit Rating Co. reaffirmed its ratings of Duff 1+ and Double-A-Minus ("AA-") on Pacific Bell's commercial paper and debentures, respectively.

The   following  are  commercial  paper,  bond,  and  TOPrS  ratings  for  the
Corporation and its subsidiaries:

                                      Moody's     Standard &   Duff and
                                     Investors      Poor's  Phelps Credit
                                   Services, Inc.    Corp.     Rating Co.
                                   --------------  --------- ------------
Commercial Paper:
----------------------------------
Pacific Telesis Group.............        Prime-1        A-1            -
Pacific Bell......................        Prime-1       A-1+      Duff 1+
PacTel Capital Resources..........        Prime-1        A-1            -

Long- and Intermediate-Term Debt:
----------------------------------
Pacific Bell......................             A1        AA-          AA-
PacTel Capital Resources..........             A2         A+            -

TOPrS:
----------------------------------
Pacific Telesis Financing I and II             a2          A            -

The  above ratings reflect the views of the rating agencies and are subject to
change.    The  ratings   should  be  evaluated  independently  and   are  not
recommendations to buy, sell, or hold the securities of the Corporation.

During 1996 the Corporation entered into sale and leaseback arrangements to finance equipment associated with the buildout of its PCS network. In accordance with generally accepted accounting principles, these leases are being classified as capital leases in property, plant, and equipment. As of December 31, 1996, the financing obtained under the leases was $285 million. Management expects the total financing to reach about $350 million, of which approximately one-third will be repaid in Japanese yen. To hedge exposure to foreign currency exchange fluctuations, the Corporation has entered into foreign currency forward contracts to purchase yen in amounts equal to the current yen lease obligations when they become due. Gains or losses due to foreign currency rate fluctuations on these contracts and on the yen lease obligations offset each other in results of operations. Management does not expect to realize any loss from counterparty nonperformance under these contracts. (See Note J - "Financial Instruments" on page 81.)

The Corporation holds an equity swap contract to hedge its exposure to the risk of market changes related to its recorded liability for outstanding employee stock options of the spun-off operations' common stock and associated stock appreciation rights. (See Note H - "Stock Options and Stock Appreciation Rights" on page 76.) Off-balance-sheet risk exists to the extent the market price of the spun-off operations' stock rises above the market price reflected in the liability's current carrying value. The equity swap was entered into to hedge this exposure and minimize the impact of market fluctuations. The equity swap itself involves certain off-balance-sheet risks. (See Note J - "Financial Instruments" on page 81.)


Cash From Operating Activities
------------------------------

($ millions)                           1996  Change    1995  Change   1994
--------------------------------------------------------------------------
Cash from operating activities
  of continuing operations....       $2,592   $-177  $2,769   $-178 $2,947
                                              -6.4%           -6.0%
--------------------------------------------------------------------------

The decrease in 1996 cash from operating activities of continuing operations is primarily due to entry into new businesses. In addition, a tax refund received in 1996 of approximately $133 million was $32 million less than tax refunds and related interest income received in 1995.

The decrease in 1995 cash from operating activities of continuing operations is primarily due to timing differences in the payment of liabilities and lower revenues. The decrease in cash flow was partially offset by tax refunds and associated interest income of approximately $165 million received in 1995.

Management is unable to predict the impact that competition will have on cash from operating activities of continuing operations in 1997.

Cash Used For Investing Activities
----------------------------------

($ millions)                           1996  Change    1995  Change   1994
--------------------------------------------------------------------------
Cash used by continuing operations
   for investing activities...........
                                     $2,648    $-26  $2,674  $1,172 $1,502
                                              -1.0%           78.0%
--------------------------------------------------------------------------

Cash used by continuing operations for investing activities decreased $26 million in 1996. During 1996, the Corporation's investments in the core telecommunications network and PBMS' PCS network were slightly lower than the Corporation's investments in 1995 which included payments of $656 million for PCS licenses.

Cash used by continuing operations for investing activities increased in 1995 primarily due to payments of $656 million for PCS licenses and associated capitalized interest. In addition, the increase also reflects investments to upgrade the core telecommunications network and the Corporation's 1995 investments in joint ventures.

In 1996, the Corporation made capital expenditures of about $2.75 billion. Management currently anticipates capital spending in 1997 to reach about $2.5 billion. (See "Upgrade Network and Systems Capabilities" on page 21.) Pacific Bell has purchase commitments of about $208 million remaining in connection with its previously announced program for deploying an all-digital switching platform with ISDN and SS-7 capabilities. (See Note O - "Commitments and Contingencies" on page 87.)

Cash From (Used For) Financing Activities
-----------------------------------------

($ millions)                           1996  Change   1995  Change    1994
--------------------------------------------------------------------------
Cash from (used by) continuing operations
   for financing activities.........    $52    $206  $-154  $1,225 $-1,379
                                             133.8%         -88.8%
--------------------------------------------------------------------------

Cash from continuing operations for financing activities increased $206 million in 1996. The increase reflects the proceeds from TOPrS financing, long-term debt and leasing arrangements substantially offset by the use of these funds to reduce the level of short-term borrowings. Lower dividend payments also contributed to the increase. The Corporation sold $1 billion of TOPrS, $500 million at 7.56 percent in January 1996 through Pacific Telesis Financing I and $500 million at 8.5 percent in June 1996 through Pacific Telesis Financing II. The proceeds were used to retire outstanding short-term indebtedness, primarily commercial paper. Under certain circumstances, dividends on TOPrS could be deferred for up to a period of five years. (See Note K - "Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts" on page 83.) In February 1996, Pacific Bell issued $250 million of 5.875 percent debentures due February 15, 2006. In August 1996, Pacific Bell issued $250 million of 6.875 percent debentures due August 15, 2006. Neither issue may be redeemed prior to maturity. The proceeds from the sale of both issuances of debentures were used to reduce short-term debt incurred to retire Pacific Bell debentures totaling approximately $500 million redeemed in December 1995. In addition during 1996, the Corporation financed $285 million through its leasing arrangements for equipment purchases for the PCS network. Also, the Corporation reduced its second and third quarter 1996 dividends to $0.315 per share which contributed to the increase in cash flow in 1996.

In 1995, cash used by continuing operations for financing activities decreased primarily due to proceeds from short-term borrowings of approximately $1.5 billion. Whereas, in 1994, the Corporation substantially repaid its short-term borrowings. The decrease was partially offset by the retirement of approximately $800 million of long-term debt during 1995.

Long-term borrowing activity, excluding spun-off operations, included the following issuances and redemptions:

                                       Interest        Maturity  Principal
($ millions)                               Rate            Date     Amount
--------------------------------------------------------------------------
Issuances:
       1996.................   5.875% to 6.875%            2006     $  500
       1995.................                  -               -          -
       1994.................             6.960%            2006     $   10
Retirements:
       1996.................             8.650%            1996     $   15
       1995*................   7.625% to 9.320%    1995 to 2030     $  814
       1994.................             9.250%            2008     $   12
--------------------------------------------------------------------------
* Amount includes approximately $55 million of debt assumed in the CCW acquisition, which was subsequently retired, and approximately $12 million of recall premium.

The Corporation's debt ratio improved to 61.5 percent at December 31, 1996 from 74.1 percent at December 31, 1995. This improvement was primarily due to the use of the TOPrS proceeds to retire outstanding short-term indebtedness. Pre-tax interest coverage was 6.7 times for 1996. Pre-tax interest coverage for 1995 was negative due to the Corporation's reported loss in 1995.

Pursuant to the terms of the merger agreement, the Corporation reduced its second, third and fourth quarter dividends to $0.315 per share. The lower second and third quarter dividends paid in 1996 improved 1996 cash flow by approximately $195 million. (See "Merger Agreement" under Note O on page 87.)

PENDING REGULATORY ISSUES

Uniform Systems of Account ("USOA") Turnaround Adjustment
---------------------------------------------------------

In May 1995, Pacific Bell filed an application with the CPUC to eliminate the USOA Turnaround Adjustment effective January 1, 1995. This Turnaround Adjustment is a vestige of traditional rate-of-return regulation and has been in effect since 1988. Because of the adjustment, Pacific Bell's revenues were reduced by over $23 million each year from 1988 through 1995. 1996 and 1997 revenues are subject to refund. These adjustments were intended to reflect annual revenue requirement reductions resulting from the CPUC's adoption of a capital-to-expense accounting change in 1988. The CPUC held evidentiary hearings in October 1995 addressing whether the USOA Turnaround Adjustment should be eliminated. The CPUC's Office of Ratepayer Advocates has proposed that Pacific Bell be ordered to permanently reduce its revenues by $106 million effective January 1, 1996. Another intervenor has proposed that Pacific Bell should be ordered to reduce its annual revenues by $43 million effective January 1, 1996, with additional revenue reductions of about $11 million made on a cumulative basis over the next ten years. After year ten, the proposed revenue reduction would be about $155 million permanently for each year. Management cannot predict the outcome of this matter.

Revenues Subject to Refund
--------------------------

In 1992, the CPUC issued a decision adopting, with modification, SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for regulatory accounting purposes. Annual price cap decisions by the CPUC granted Pacific Bell approximately $100 million in each of the years 1993-1996 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994, are subject to refund plus interest. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on Pacific Bell. Related revenues subject to refund totaled about $221 million at December 31, 1996. Management believes postretirement benefits costs are appropriately recoverable in Pacific Bell's price cap filings.

Other Billing and Collecting ("OB&C")
-------------------------------------

The FCC adopted new rules for recovery of OB&C expenses which will go into effect mid-March 1997. The new rules shift an additional 25 percent of OB&C costs from the intrastate to the interstate jurisdiction. The shift could result in revenue reductions of approximately $40 million a year. Management is evaluating options to mitigate the effect on revenues.

Property Tax Investigation
--------------------------

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and
28 utilities, including Pacific Bell, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in Pacific Bell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $70 million as of December 31, 1996, plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision discussed above. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Corporation.

CPUC Revenue Rebalancing Shortfall
----------------------------------

In September 1995, Pacific Bell filed with the CPUC for $214 million of revenue increases. The request was to compensate Pacific Bell for the revenue shortfall that resulted from the CPUC's price rebalancing plan that accompanied the official introduction of toll services competition on January 1, 1995. Revenue reductions due to lower prices were intended to be offset by other price increases and by increased network usage generated by the lower prices. Demand growth as a result of local toll price reductions fell far short of the level anticipated by the CPUC. As a result, the revenue neutrality intended by the CPUC was not achieved. On February 19, 1997, the CPUC denied Pacific Bell's petition. Management is currently evaluating whether to appeal the order.


SALE OF BELLCORE

In November 1996, the owners of Bell Communications Research ("Bellcore") reached an agreement to sell the company to Science Applications International Corp. Bellcore is a leading provider of communications software and consulting services. It is owned by Pacific Bell and six of the telephone regional holding companies formed at the divestiture of AT&T Corp. in 1984. The sale is expected to be finalized by the end of 1997 after obtaining the necessary regulatory approvals.

Item 8.  Financial Statements and Supplementary Data

                             REPORT OF MANAGEMENT

To the Shareowners of Pacific Telesis Group:

The management of Pacific Telesis Group is responsible for preparing the accompanying financial statements and for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and management believes they are not misstated due to material fraud or error. In instances where exact measurement is not possible, the financial statements include amounts based on management's best estimates and judgments. Management also prepared the other information in this annual financial review and is responsible for its accuracy and consistency with the financial statements.

The Corporation's financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants, whose appointment has been ratified by the shareowners. Management has made available to Coopers & Lybrand L.L.P. all the Corporation's financial records and related data, as well as the minutes of shareowners' and directors' meetings. Furthermore, management believes that all of its representations made to Coopers & Lybrand L.L.P. during their audit are valid and appropriate.

Management has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and are updated as necessary. Management continually monitors the system of internal control for compliance, and maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends improvements when necessary. In addition, as part of their audit of the Corporation's financial statements, Coopers & Lybrand L.L.P. have obtained a sufficient understanding of the internal control structure to determine the nature, timing, and extent of audit tests to be performed. Management has considered the internal auditors' and Coopers & Lybrand L.L.P.'s recommendations concerning the Corporation's system of internal control and has taken actions that it believes are cost-effective under the circumstances to respond appropriately to these recommendations. Management believes that the Corporation's system of internal control is adequate to accomplish the objectives discussed.

Management also recognizes its responsibility to foster a strong ethical climate that enables the Corporation to conduct its affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Corporation's code of corporate conduct, which is publicized throughout the Corporation. The code of conduct addresses, among other things: potential conflicts of interest; compliance with domestic laws, including those relating to foreign transactions and financial disclosure; and the confidentiality of proprietary information. The Corporation maintains a systematic program to assess compliance with these policies.

The Audit Committee of the Board of Directors is responsible for overseeing the Corporation's financial reporting process on behalf of the Board. In fulfilling its responsibility, the Committee recommends to the Board, subject to shareowner ratification, the selection of the Corporation's independent accountants. During 1996, the Committee consisted of four members of the Board who were neither officers nor employees of the Corporation. It meets regularly with representatives of management, internal audit, and the independent accountants to review internal accounting controls and accounting, auditing, and financial reporting matters. During 1996, the Committee held five meetings. The Corporation's internal auditors and independent accountants periodically meet alone with the Committee to discuss the matters previously noted and have direct access to it for private communication at any time.


/s/ Philip J. Quigley
Chairman, President, and Chief Executive Officer



/s/ William E. Downing
Executive Vice President, Chief Financial Officer, and Treasurer

February 28, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareowners of Pacific Telesis Group:

We have audited the consolidated financial statements and the financial statement schedule of Pacific Telesis Group and Subsidiaries as listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We  conducted  our  audits  in  accordance  with  generally accepted  auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Telesis Group and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note A to the Consolidated Financial Statements, Pacific Bell, a subsidiary of Pacific Telesis Group, changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996. Also discussed in Note A, Pacific Bell discontinued its application of Statement of Financial Accounting Standards No. 71 during 1995.






/s/ Coopers & Lybrand L.L.P.

San Francisco, California
February 27, 1997

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                            For the Year Ended December 31
                                            ------------------------------
(Dollars in millions, except per share amounts)   1996      1995      1994
--------------------------------------------------------------------------
OPERATING REVENUES
Local service................................  $ 4,034   $ 3,815   $ 3,455
Network access:
  Interstate.................................    1,863     1,736     1,612
  Intrastate.................................      724       711       734
Toll service.................................    1,295     1,232     2,006
Other service revenues.......................    1,672     1,548     1,428
                                             -----------------------------
TOTAL OPERATING REVENUES.....................    9,588     9,042     9,235
--------------------------------------------------------------------------
OPERATING EXPENSES
Cost of products and services................    1,826     1,822     1,903
Customer operations and selling expenses.....    1,906     1,829     1,848
General, administrative, and other expenses..    1,788     1,516     1,503
Depreciation and amortization................    1,870     1,864     1,787
                                             -----------------------------
TOTAL OPERATING EXPENSES.....................    7,390     7,031     7,041
--------------------------------------------------------------------------
OPERATING INCOME.............................    2,198     2,011     2,194
Interest expense.............................      341       442       455
Other income(expense)-net....................      (59)       42        55
--------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES........................    1,798     1,611     1,794
Income taxes.................................      741       563       658
--------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS............    1,057     1,048     1,136
Income from spun-off operations, net of
  income taxes of $29 (Notes A and B)........        -         -        23
--------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....    1,057     1,048     1,159
Extraordinary item, net of tax (Note C)......        -    (3,360)        -
Cumulative effect of accounting change, net
  of tax (Note A)............................       85         -         -
                                             -----------------------------
NET INCOME (LOSS)............................  $ 1,142   $(2,312)  $ 1,159
==========================================================================


                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Continued)


                                            For the Year Ended December 31
                                            ------------------------------
(Dollars in millions, except per share amounts)   1996      1995      1994
--------------------------------------------------------------------------
Earnings (loss) per share:
  Income from continuing operations..........  $  2.47   $  2.46   $  2.68
  Income from spun-off operations............        -         -      0.05
                                             -----------------------------
  Income before extraordinary item and
    cumulative effect of accounting change...     2.47      2.46      2.73
  Extraordinary item.........................        -     (7.89)        -
  Cumulative effect of accounting change.....     0.20         -         -
                                             -----------------------------
  Net income (loss)..........................  $  2.67   $ (5.43)  $  2.73
==========================================================================
Dividends per share..........................  $  1.49   $  2.18   $  2.18
Average shares outstanding (thousands).......  428,388   425,996   423,969
==========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          December 31
                                                  -------------------------
(Dollars in millions, except per share amounts)         1996          1995
---------------------------------------------------------------------------
ASSETS
Cash and cash equivalents........................    $    72       $    76
Accounts receivable - net of allowances
  for uncollectibles of $163 and $132............      1,982         1,505
Prepaid expenses and other current assets........        593         1,002
                                                  -------------------------
Total current assets.............................      2,647         2,583
                                                  -------------------------
Property, plant, and equipment - at cost.........     29,032        27,222
  Less:  accumulated depreciation................    (16,959)      (15,837)
                                                  -------------------------
Property, plant, and equipment - net.............     12,073        11,385
                                                  -------------------------
Other noncurrent and intangible assets...........      1,888         1,873
                                                  -------------------------
TOTAL ASSETS.....................................    $16,608       $15,841
===========================================================================
LIABILITIES AND SHAREOWNERS' EQUITY
Accounts payable and accrued liabilities.........    $ 2,187       $ 2,203
Debt maturing within one year....................        613         1,530
Other current liabilities........................        727           908
                                                  -------------------------
Total current liabilities........................      3,527         4,641
                                                  -------------------------
Long-term obligations............................      5,424         4,737
                                                  -------------------------
Other noncurrent liabilities and
  deferred credits...............................      3,884         4,273
                                                  -------------------------

                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                           December 31
                                                  -------------------------
(Dollars in millions, except per share amounts)         1996          1995
---------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY (Continued)

Commitments and contingencies (Notes J and O)

Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*
  (Note K).......................................      1,000             -
                                                  -------------------------
Common stock ($0.10 par value; 432,827,595
  shares issued; 428,312,698 and 428,434,672
  shares outstanding)............................         43            43
Additional paid-in capital.......................      3,501         3,498
Accumulated deficit..............................       (479)         (982)
Treasury stock, at cost (4,514,897 and 4,392,923
  shares)........................................       (131)         (127)
Deferred compensation - LESOP trust..............       (161)         (242)
                                                  -------------------------
Total shareowners' equity........................      2,773         2,190
                                                  -------------------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY........    $16,608       $15,841
===========================================================================
* The trusts contain assets of $1,030 million in principal amount of the Subordinated Debentures of Pacific Telesis Group.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions, except per share amounts)   1996      1995      1994
---------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year.................   $   43    $   43    $   43
                                              -----------------------------
Balance at end of year.......................       43        43        43
---------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year.................    3,498     3,493     6,372
Spin-off stock distribution (Note B).........        -         -    (2,901)
Issuance of shares...........................        -         -        22
Acquisition of wireless cable
  company (Note M)...........................        -        (9)        -
Other changes................................        3        14         -
                                              -----------------------------
Balance at end of year.......................    3,501     3,498     3,493
---------------------------------------------------------------------------
(ACCUMULATED DEFICIT) REINVESTED EARNINGS
Balance at beginning of year.................     (982)    2,257     2,040
Net income (loss)............................    1,142    (2,312)    1,159
Dividends declared ($1.49 per share in 1996;
  $2.18 per share in 1995 and 1994) (Note O).     (638)     (929)     (924)
Other changes................................       (1)        2       (18)
                                              -----------------------------
Balance at end of year.......................     (479)     (982)    2,257
---------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance at beginning of year.................     (127)     (254)     (283)
Issuance of shares...........................        -         -        29
Acquisition of wireless cable
  company (Note M)...........................       (3)      127         -
Reacquisition of shares.......................      (1)        -         -
                                              -----------------------------
Balance at end of year.......................     (131)     (127)     (254)
---------------------------------------------------------------------------
DEFERRED COMPENSATION
Balance at beginning of year.................     (242)     (306)     (386)
Cost of LESOP trust shares allocated
  to employee accounts (Note M)..............       81        64        80
                                              -----------------------------
Balance at end of year.......................     (161)     (242)     (306)
---------------------------------------------------------------------------
TOTAL SHAREOWNERS' EQUITY....................   $2,773    $2,190    $5,233
===========================================================================

                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                                  (Continued)


                                             For the Year Ended December 31
                                             ------------------------------
(Shares in millions)                              1996     1995      1994
---------------------------------------------------------------------------

===========================================================================
COMMON SHARES AUTHORIZED AT DECEMBER 31......    1,100    1,100     1,100
===========================================================================
COMMON SHARES OUTSTANDING
Balance at beginning of year.................      428      424       423
Treasury shares reissued.....................        -        4         1
                                              -----------------------------
Balance at end of year.......................      428      428       424
===========================================================================
PREFERRED SHARES AUTHORIZED AT DECEMBER 31...       50       50        50
===========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions)                               1996     1995     1994
---------------------------------------------------------------------------
CASH FROM (USED FOR) OPERATING ACTIVITIES
Net income (loss)............................... $ 1,142  $(2,312) $ 1,159
Adjustments to reconcile net income (loss)
  to cash from operating activities:
  (Income) from spun-off operations.............       -        -      (23)
  Extraordinary item............................       -    3,360        -
  Cumulative effect of accounting change........     (85)       -        -
  Depreciation and amortization.................   1,870    1,864    1,787
  Changes in deferred income taxes..............     363       94       44
  Amortization of investment tax credits........     (49)     (53)     (63)
  Changes in operating assets and liabilities:
    Accounts receivable.........................    (156)      55      (17)
    Prepaid expenses and other current assets...     (66)     (60)     (17)
    Other noncurrent and intangible assets......     (95)     (34)      (4)
    Accounts payable and accrued liabilities....       4      297      195
    Other current liabilities...................     (84)     (33)       1
    Noncurrent liabilities and deferred credits.    (335)    (481)     (85)
  Other adjustments, net........................      83       72      (30)
                                                ---------------------------
Cash from continuing operations.................   2,592    2,769    2,947
Cash from spun-off operations...................       -        -       18
                                                ---------------------------
Cash from operating activities..................   2,592    2,769    2,965
---------------------------------------------------------------------------
CASH FROM (USED FOR) INVESTING ACTIVITIES
Additions to property, plant, and equipment.....  (2,454)  (2,002)  (1,631)
Investment in PCS licenses......................     (95)    (674)       -
Proceeds from disposals of assets of real
  estate subsidiary.............................      12       13      129
Net investment in spun-off operations (Note L)..       -        -       33
Other investing activities, net.................    (111)     (11)     (33)
                                                ---------------------------
Cash used by continuing operations..............  (2,648)  (2,674)  (1,502)
Cash used by spun-off operations................       -        -     (332)
                                                ---------------------------
Cash used for investing activities..............  (2,648)  (2,674)  (1,834)
---------------------------------------------------------------------------



                           (Continued on next page)

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                             For the Year Ended December 31
                                             ------------------------------
(Dollars in millions)                               1996     1995     1994
---------------------------------------------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES
Proceeds from issuance of common
  and treasury shares...........................     111       74      140
Proceeds from issuance of long-term debt........     495        -       10
Retirements of long-term debt...................     (15)    (814)     (12)
Proceeds from issuance of trust originated
  preferred securities..........................   1,000        -        -
Proceeds from sale and leaseback transactions...     285        -        -
Dividends paid..................................    (736)    (927)    (907)
Increase (decrease) in short-term borrowings
  with original maturities of 90 days
  or less, net..................................    (982)   1,509     (588)
Other financing activities, net.................    (106)       4      (22)
                                                ---------------------------
Cash from (used by) continuing operations.......      52     (154)  (1,379)
Cash from spun-off operations...................       -        -       39
                                                ---------------------------
Cash from (used for) financing activities.......      52     (154)  (1,340)
---------------------------------------------------------------------------
Net cash used for all activities................      (4)     (59)    (209)
Less spun-off operations........................       -        -     (275)
                                                ---------------------------
Increase (decrease) in cash and
  cash equivalents..............................      (4)     (59)      66
Cash and cash equivalents at January 1..........      76      135       69
                                                ---------------------------
Cash and cash equivalents at December 31........ $    72  $    76  $   135
===========================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Pacific Telesis Group (the "Corporation") and its wholly and majority-owned subsidiaries. The Corporation includes a holding company, Pacific Telesis, and its telephone subsidiaries: Nevada Bell and Pacific Bell (which when used herein includes its subsidiaries, Pacific Bell Directory, Pacific Bell Information Services, Pacific Bell Mobile Services, Pacific Bell Internet Services, Pacific Bell Network Integration, and others) hereinafter referred to as the Telephone Companies. Other Pacific Telesis subsidiaries include Pacific Telesis Enterprises, Pacific Bell Communications, and several other subsidiaries that provide video, communications, and other services. All significant intercompany balances and transactions have been eliminated. Investments in partnerships, joint ventures, and less than majority-owned subsidiaries are principally accounted for under the equity method. The consolidated financial statements reflect reclassifications made to conform with the current year presentation. These reclassifications did not affect net income or shareowners' equity.

The Corporation's principal business, communications and information services, accounts for substantially all of its revenues. The Telephone Companies provide local exchange services, network access, local toll services, directory advertising, Internet access, and selected information services in California and Nevada.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Regulatory Accounting

Effective  third  quarter 1995,  for  external  financial reporting  purposes,
Pacific Bell discontinued the application of Statement of Financial Accounting Standards No. ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation," an accounting standard for entities subject to traditional regulation. (See Note C - "Discontinuance of Regulatory Accounting
- SFAS 71" on page 64.) Nevada Bell continues to apply SFAS 71 accounting but is evaluating its continued applicability. If Nevada Bell were to discontinue application of SFAS 71 it would not have a material effect on the Corporation's financial statements.

Spun-off Operations

The Corporation's previous interests in the operating results and net assets of wireless operations that were spun off effective April 1, 1994 are reported separately as spun-off operations. (See Note B - "Spun-off Operations" on page 63.) These operations are excluded from amounts reported for the Corporation's revenues, expenses, assets, and liabilities that reflect "continuing operations." Amounts presented for spun-off operations have been prepared solely for the purpose of reporting Pacific Telesis Group results.


Property, Plant, and Equipment

Property, plant, and equipment (which consists primarily of telecommunications plant dedicated to providing telecommunications services) is carried at cost. The cost of self-constructed plant includes employee wages and benefits, materials, capitalized interest during the construction period, and other costs. Capital leases are recorded at the present value of future minimum lease payments. Expenditures in excess of $500 that increase the capacity, operating efficiency, or useful life of an individual asset are capitalized. Expenditures for maintenance and repairs are charged to expense.

No gain or loss is recognized on the disposition of depreciable telecommunications plant. At the time of retirement of telecommunication property, plant, and equipment, the original cost of the plant retired plus cost of removal is charged to accumulated depreciation. Accumulated depreciation is credited with salvage value or insurance recovery, if any.

Depreciation expense is computed using the straight-line method based on management's estimate of economic lives for various categories of property, plant, and equipment.

The Telephone Companies continue to invest heavily in improvements to their core telecommunications networks. The Corporation has also made significant investments in Personal Communications Services ("PCS"), Internet access, wireless video and long distance. These technologies are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in changes to the estimated economic lives or net realizable value of these assets.

The Corporation carries catastrophic insurance coverage with large deductibles on its telecommunications switching and building assets, and is self-insured for its outside telecommunications plant.

Intangible Assets and Capitalized Interest

Included in other noncurrent and intangible assets is $696 million representing the amounts paid for two PCS licenses recorded at cost. In addition, interest and other costs related to these licenses are being capitalized during construction. These costs will be amortized over 40 years.


Cash and Cash Equivalents

Cash equivalents include all highly liquid monetary instruments with maturities of ninety days or less from the date of purchase. In its cash management practices, the Corporation maintains zero-balance disbursement accounts for which funds are made available as checks are presented for clearance. Checks outstanding are included in accounts payable.


Income Taxes

Deferred income taxes are provided to reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in tax expense over the lives of the assets which gave rise to the credits.


Advertising Costs

Costs for advertising products and services or corporate image are expensed as incurred.


Earnings Per Share

Earnings (loss) per share calculations are based on the weighted average number of common shares outstanding, including those shares held by a leveraged employee stock ownership trust.


Computer Software Costs

The costs of computer software purchased or developed for internal use are expensed as incurred. However, initial operating system software costs are capitalized and amortized over the lives of the associated hardware.

Change in Accounting for Postretirement and Postemployment Costs

Effective January 1, 1993, the Corporation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS 112, "Employers' Accounting for Postemployment Benefits." (See also Note G -
"Other Postretirement and Postemployment Benefits" on page 73.) The cumulative after-tax effects of applying the new rules to prior years were recognized by one-time charges applicable to continuing operations totaling $1.724 billion. The charges were net of deferred income tax benefits of $1.155 billion and reduced earnings applicable to continuing operations for 1993 by $4.16 per share. The annual periodic expense under SFAS 112 does not differ materially from expense under the prior method. (See "Revenues Subject to Refund" in Note O on page 88.)


Change in Estimates

In 1996, management amended the salaried pension plan, which changed from a final pay plan to a cash balance plan. As a result of the approval of this plan amendment, the Corporation updated its actuarial assumptions to reflect changes in market interest rates and recent actuarial experience. (See Note F
- "Employee Retirement Plans" on page 69 and Note G - "Other Postretirement and Postemployment Benefits" on page 73.)

Stock-Based Compensation

Effective January 1, 1996, the Corporation adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." The Corporation continues to recognize compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." (See Note H
- "Stock Options and Stock Appreciation Rights" on page 76.)

Cumulative Effect of Accounting Change

Effective January 1, 1996, Pacific Bell Directory ("Directory"), a wholly-owned subsidiary of Pacific Bell, changed its method of recognizing directory publishing revenues and related expenses. Directory previously recognized revenues and expenses related to publishing using the "amortized" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "issue basis" method, revenues and expenses will be recognized when the directories are issued.

Management believes this change to the issue basis method is preferable because it is the method generally followed in the publishing industry and better reflects the operating activity of the business.

The cumulative after-tax effect of applying the new method to prior years is recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85 million, or $0.20 per share. The gain is net of deferred taxes of $58 million.

The effect of applying the new method for the twelve months ended December 31, 1996 is a non-cash gain included in income before extraordinary item and cumulative effect of accounting change of $3 million. The total effect of the change is a non-cash gain included in net income of $88 million.

Pro forma results, assuming the issue basis method had been applied during prior periods, are as follows:

                                       For the Year Ended December 31
                                      --------------------------------
(Dollars in millions, except per
 share amounts)                          1996        1995         1994
----------------------------------------------------------------------
Pro Forma (Unaudited)
---------------------
Income before extraordinary item       $1,057      $1,061       $1,145
Earnings per share                      $2.47       $2.49        $2.70
Net income (loss)                      $1,057     $(2,299)      $1,145
Earnings (loss) per share               $2.47      $(5.40)       $2.70

As Reported
-----------
Income before extraordinary item       $1,057      $1,048       $1,159
Earnings per share                      $2.47       $2.46        $2.73
Net income (loss)                      $1,142     $(2,312)      $1,159
Earnings (loss) per share               $2.67      $(5.43)       $2.73

B.  SPUN-OFF OPERATIONS

Effective April 1, 1994, the Corporation spun off to shareowners its domestic and international cellular, paging, and other wireless operations in a one-for-one stock distribution of its 86 percent interest in AirTouch
Communications, Inc. ("spun-off operations"). The stock distribution was recorded as a stock dividend from paid-in capital at the carrying amount of the net assets of spun-off operations. As a result, the Corporation's total assets and shareowners' equity were each reduced by $2.9 billion in 1994. The stock distribution itself was a non-cash transaction, which did not affect the Corporation's cash flow statement.

Under a separation agreement, any unrecorded non-tax contingent liabilities that become certain after the spin-off date will be allocated based on origin of the claim, and acts by, or benefits to, the Corporation or the spun-off operations. In addition, the Corporation's responsibilities have been terminated in connection with any future obligations under the spun-off operations' joint venture agreement with Cellular Communications, Inc., and under various financial instrument contracts.

The Corporation's previous interests in the net revenues and expenses of the spun-off operations prior to April 1, 1994, are classified separately as income from spun-off operations in the income statement.

The components of income are summarized below:

  (Dollars in millions)                                          1994
  ---------------------------------------------------------------------
  Operating revenues......................................       $259
  Operating expenses......................................        225
                                                                -------
  Operating income........................................         34
  Other income/(expense)- net.............................         22
                                                                -------
  Income before income taxes..............................         56
  Income taxes............................................         29
                                                                -------
  Income before minority interest.........................         27
  Minority interest of other shareowners..................         (4)
                                                                -------
  Income from spun-off operations*........................       $ 23
  ======================================================================
  * See "Spun-off Operations" in Note A - on page 60. Amounts reflect operations through March 31, 1994.

The Corporation's cash flow statement for 1994 includes separately the cash flows of spun-off operations.


C.  DISCONTINUANCE OF REGULATORY ACCOUNTING - SFAS 71

Effective third quarter 1995, for external financial reporting purposes, Pacific Bell discontinued the application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," an accounting standard for entities subject to traditional regulation. As a result, during 1995 the Corporation recorded a non-cash, extraordinary, after-tax charge of $3.4 billion, or $7.89 per share, net of a deferred income tax benefit of $2.4 billion. The charge includes a write-down of net telephone plant and the elimination of net regulatory assets as summarized in the following table.

(Dollars in millions)                                Pre-Tax After-Tax
----------------------------------------------------------------------
Increase in telephone plant and equipment
  accumulated depreciation.....................       $4,819   $2,842
Elimination of net regulatory assets...........          962      518

                                                    ------------------
Total..........................................       $5,781   $3,360
======================================================================

Pacific Bell historically accounted for the economic effects of regulation in accordance with the provisions of SFAS 71. Under SFAS 71, Pacific Bell depreciated telephone plant using lives prescribed by regulators and, as a result of actions of regulators, deferred recognizing certain costs, or recognized certain liabilities (referred to as "regulatory assets" and "regulatory liabilities").

Effective third quarter 1995, management determined that, for external financial reporting purposes, it was no longer appropriate for Pacific Bell to use the special SFAS 71 accounting rules for entities subject to traditional regulation. Management's decision to change to the general accounting rules used by competitive enterprises was based upon an assessment of the emerging competitive environment in California. Pacific Bell's prices for its products and services are being driven increasingly by market forces instead of regulation. Nevada Bell continues to apply SFAS 71 accounting but is evaluating its continued applicability. If Nevada Bell were to discontinue application of SFAS 71 it would not have a material effect on the Corporation's financial statements.

In 1995, the $4.8 billion increase in Pacific Bell's accumulated depreciation for its telephone plant reflects the adoption of new, shorter depreciation lives. The estimated useful lives historically prescribed by regulators did not keep up with the rapid pace of technology. Pacific Bell's previous and new asset lives are compared in the following table.

Asset Lives (in years)                                   Old       New
------------------------------------------------------------------------
Copper cable......................................     19-26        14
Digital switches..................................      16.5        10
Digital circuits..................................  9.6-11.5         8
Fiber optic cable.................................     28-30        20
Conduit...........................................        59        50
------------------------------------------------------------------------

The discontinuance of SFAS 71 for external financial reporting purposes in 1995 by Pacific Bell also required the elimination of net regulatory assets totaling $962 million. Regulators sometimes include costs in allowable costs for ratemaking purposes in a period other than the period in which those costs would be charged to expense under general accounting rules. The accounting for these timing differences created regulatory assets and regulatory liabilities on Pacific Bell's balance sheet.

Significant changes occurred in the Corporation's balance sheet in 1995 as a result of the discontinuance of SFAS 71. Details of Pacific Bell's net regulatory assets that have been eliminated are displayed in the following table.

(Dollars in millions)
------------------------------------------------------------------------
Regulatory assets/(liabilities) due to:
Deferred pension costs*......................................    $460
Unamortized debt redemption costs**..........................     337
Deferred compensated absence costs*..........................     206
Unamortized purchases of property, plant, and
  equipment under $500.......................................      82
Deferred income taxes***.....................................    (159)
Other........................................................      36
                                                                 ------
Total........................................................    $962
========================================================================
* Previously included primarily in "Other noncurrent and intangible assets" in the Corporation's balance sheets.
**   Previously included in "Long-term obligations."
*** Previously included in "Other current liabilities" and "Other noncurrent liabilities and deferred credits."

Due to the discontinued application of SFAS 71 in 1995, pension costs for both intrastate and interstate operations are now determined under SFAS 87, "Employers' Accounting for Pensions," and SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Capitalized interest cost is reported as a cost of telephone plant and equipment and as a reduction in interest expense, as required by SFAS 34, "Capitalization of Interest Cost." Prior to the discontinuance of SFAS 71, Pacific Bell recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item in miscellaneous income. Pacific Bell's accounting and reporting for regulatory purposes are not affected by the discontinued application of SFAS 71 for external financial reporting purposes.


D.  RESTRUCTURING CHARGES AND OTHER RESERVES

In 1991, a $203 million reserve was established for the cost of management force reduction programs through 1994. A balance of $77 million remained at the end of 1993. An additional $1,020 million reserve was established in December 1993 to record the incremental cost of force reductions associated with restructuring Pacific Bell's business processes through 1997. This reserve is to cover the incremental severance costs associated with terminating more than 14,000 employees from 1994 through 1997. It is also to cover the incremental costs of consolidating and streamlining operations and facilities to support this downsizing initiative. The remaining reserve balance as of December 31, 1996 and 1995, was $97 and $228 million, respectively.

During 1993, management completed a reevaluation of investment alternatives relating to its 1990 decision to dispose of its real estate subsidiary's assets. Based on this reevaluation, the Corporation recorded an additional restructuring reserve of $347 million to cover future losses on sales and estimated operating losses. In December 1994, the Corporation's real estate subsidiary sold substantially all of its assets for approximately $160 million. Charges to the reserve in 1994 totaled $287 million, $248 million for losses on sale of its assets and $39 million for operating losses. Net charges both in 1996 and 1995 were $19 million. Other reserves were recorded in 1993, 1992, and 1990 related to the spun-off operations and the withdrawal from, or restructuring of, the Corporation's cable and customer premises equipment businesses. During 1996 the Corporation established a reserve of $43 million to reflect the restructuring of portions of its video-related businesses. Management believes the $116 million balance in these reserves as of December 31, 1996, is adequate.


E.  INCOME TAXES

The components of income tax expense applicable to continuing operations each year are as follows:

     (Dollars in millions)                             1996   1995    1994
     ----------------------------------------------------------------------
     Current:
       Federal........................................ $302   $408    $480
       State and local income taxes...................   80    115     142
                                                       --------------------
     Total current..................................... 382    523     622

     Deferred:
       Federal........................................  304     64      77
       State and local income taxes...................  103     29      22
                                                       --------------------
     Total deferred ................................... 407     93      99

     Amortization of investment tax credits - net...... (48)   (53)    (63)
                                                       --------------------
     Total income taxes................................$741   $563    $658

===========================================================================

Significant  components   of  the   Corporation's  deferred  tax   assets  and
liabilities are as follows:
                                                            December 31
                                                      ---------------------
     (Dollars in millions)                               1996       1995
     ----------------------------------------------------------------------
     Deferred tax assets/(liabilities) - due to:
       Depreciation and amortization................. $(1,072)   $(1,013)
       Postretirement and postemployment benefits....   1,007      1,042
       Restructuring reserves........................      38        116
       Customer rate reductions......................     113        133
       Other, net....................................     437        666
                                                        -------------------
     Net deferred tax assets* ....................... $   523    $   944
     =====================================================================
     * Reflects reclassification of certain  current and noncurrent amounts by
       federal  and state  tax jurisdiction  to a  net presentation.   Amounts
       include   both  current  and  noncurrent  portions.    (See  Note  Q  -
       "Additional Financial Information" on page 91 for current portion of deferred tax assets.)

In 1996 the State of California reduced the corporate tax rate from 9.3 percent to 8.84 percent, effective for taxable years beginning on or after January 1, 1997. In accordance with generally accepted accounting principles, net deferred tax assets at December 31, 1996 were revalued to reflect the lower tax rate. This revaluation increased state tax expense, net of federal tax, and decreased net income $16 million, or $0.04 per share, in 1996.

An income tax expense related to the cumulative effect of the accounting change in 1996 for the change in accounting for directory revenue and expenses is $58 million. (See Note A - "Cumulative Effect of Accounting Change" on page 62.)

An income tax benefit related to the extraordinary charge in 1995 for the discontinued application of SFAS 71 for depreciated telephone plant is $2.0 billion and for regulatory assets and liabilities is $0.4 billion. (See Note C - "Discontinuance of Regulatory Accounting - SFAS 71" on page 64.)

The reasons for differences each year between the Corporation's effective income tax rate and applying the statutory federal income tax rate to income from continuing operations before income taxes are provided in the following reconciliation:

                                                      1996   1995   1994
     ----------------------------------------------------------------------
     Statutory federal income tax rate (%).......     35.0   35.0   35.0
     Increase/(decrease) in taxes resulting from:
        Amortization of investment tax credits...     (1.8)  (3.3)  (3.5)
        Plant basis differences - net of
          applicable depreciation................        -      -    0.3
        Interest during construction.............        -   (1.1)  (0.6)
        State income taxes - net of federal
          income tax benefit.....................      6.6    5.8    5.9
        Other....................................      1.4   (1.5)  (0.4)
                                                     ----------------------
     Effective income tax rate (%)...............     41.2   34.9   36.7

     ======================================================================

F.  EMPLOYEE RETIREMENT PLANS

Defined Benefit Plans

The Corporation provides pension, death, and survivor benefits under defined benefit pension plans that cover substantially all employees. Benefits of the Pacific Telesis Group Pension Plan (for non-salaried employees) are based on a flat dollar amount and vary according to job classification, age, and years of service. Benefits of the Pacific Telesis Group Pension Plan for Salaried Employees accrue in a separate account balance based on a fixed percentage of each employee's monthly salary with interest.

The Corporation is responsible for contributing enough to the pension plans, while the employee is still working, to ensure that adequate funds are available to provide the benefit payments upon the employee's retirement. These contributions are made to an irrevocable trust fund in amounts determined using the aggregate cost actuarial method, one of the actuarial methods specified by the Employee Retirement Income Security Act of 1974 ("ERISA"), subject to ERISA and Internal Revenue Code limitations.

The Corporation reports pension costs and related obligations under the provisions of SFAS 87 and SFAS 88. However, prior to discontinuing application of SFAS 71 during 1995, Pacific Bell recognized pension costs consistent with the methods adopted for ratemaking. Nevada Bell continues to follow the accounting method prescribed by the Public Service Commission of Nevada. Pension costs recognized by Pacific Bell under SFAS 71 reflected a California Public Utilities Commission ("CPUC") order requiring the continued use of the aggregate cost method for intrastate operations and an Federal Communications Commission ("FCC") requirement to use SFAS 87 and SFAS 88 for interstate operations. (See Note C - "Discontinuance of Regulatory Accounting
- SFAS 71" on page 64.)


Annual pension cost each year consisted of the following components:

     (Dollars in millions)                             1996   1995    1994
     ----------------------------------------------------------------------
     Service cost - benefits earned during year......
                                                    $   116  $ 149  $  198
     Interest cost on projected benefit obligations..   620    678     681
     Actual return on assets.........................(1,710)(2,215)   (173)
     Net amortization and deferral of items subject
       to delayed recognition*.......................   807  1,477    (601)
                                                       --------------------
     Net periodic pension cost under SFAS 87.........  (167)    89     105
     Adjustment to reflect differing regulatory
       treatment**...................................      -      -    (79)
                                                       --------------------
     Pension cost (credit) recognized................$ (167) $  89   $  26
     ======================================================================
     * Under SFAS 87, differences between actual returns and losses on assets and assumed returns, which are based on an expected long-term rate-of-return, are deferred and included with "unrecognized net gain" (see table below). During 1994, actual returns were less than
         assumed  returns by  $551  million.   During  1996 and  1995,  actual
         returns  exceeded  assumed  returns   by  $891  and  $1,524  million,
         respectively.

     ** See Note C - "Discontinuance of Regulatory Accounting - SFAS 71" on page 64. Regulatory assets due to deferred pension costs were $407 as of December 31, 1994.

The following table sets forth the status of the plans' assets and obligations and the amounts recognized in the Corporation's consolidated balance sheets:

                                                            December 31
                                                     --------------------
     (Dollars in millions)                               1996       1995
     --------------------------------------------------------------------
     Plan assets at estimated fair value............  $11,445    $11,490
     Actuarial present value of projected benefit
       obligations*.................................    7,674     10,111
                                                     --------------------
     Plan assets in excess of projected benefit
       obligations..................................    3,771      1,379
     Less items subject to delayed recognition:
       Unrecognized net gain**......................   (4,328)    (2,179)
       Unrecognized transition amount***............     (368)      (412)
       Unrecognized prior service cost..............        6         42
                                                     --------------------
     Accrued pension cost liability recognized in
       the consolidated balance sheets..............   $  919    $ 1,170
     ====================================================================
     * The projected benefit obligation was increased $202 and $407 million at December 31, 1996 and 1995, respectively, for the cost of force reductions anticipated to take place in 1996 and 1997 and recognized in the Corporation's financial statements under SFAS 88.

     ** Gains or losses from actual returns on assets different than assumed returns, as well as from demographic experience different than assumed and the effects of changes in other assumptions, are recognized through amortization, over time, when the cumulative gains or losses exceed certain limits.

     *** A $1,078 million excess of the fair value of plan assets over projected benefit obligations as of the January 1, 1987 adoption of SFAS 87 is being recognized through amortization over approximately 18 years.

The  assets  of  the plans  are  primarily  composed  of common  stocks,  U.S.
Government and corporate obligations, index funds, and real estate investments. The plans' projected benefit obligations for employee service to date reflect management's expectations of the effects of future salary progression and benefit increases. As of December 31, 1996 and 1995, the actuarial present values of the plans' accumulated benefit obligations, which do not anticipate future salary increases, were $7,443 and $9,122 million, respectively. Of these amounts, $6,904 and $7,997 million, respectively, were vested.

Liabilities and expenses for employee benefits are based on actuarial assumptions. The assumed discount rate used to measure the present value of benefit obligations was 7.5 percent and 7.25 percent at December 31, 1996 and 1995, respectively. Due to the amendment of the salaried pension plan discussed below, 1996 expense was calculated using a discount rate of 7.25 percent until March. The remainder of 1996 expense was calculated at 7.75 percent. The long-term rate-of-return on assets assumed in calculating pension costs was 9.0 percent for 1996 and 8.0 percent for 1995 and 1994. These actuarial assumptions are subject to change over time, which could have a material impact on the Corporation's financial statements.

In March 1996, management amended the salaried pension plan from a final pay plan to a cash balance plan effective July 1, 1996. As a result of this plan amendment, in second quarter 1996 the Corporation updated its actuarial assumptions to reflect changes in market interest rates and recent experience, including a change in its assumption concerning future ad hoc increases in pension benefits. Taken together, the change in plan design, discount rate, assumed long-term rate-of-return and other assumptions increased net income by approximately $151 million, or $0.35 per share, during 1996. An enhanced transition benefit, based on frozen pay and service as of June 30, 1996, was established to preserve benefits already accrued by salaried employees under the final pay plan. Effective January 1, 1995, the salaried pension plan was amended to cap net credited service for pension benefits at 30 years or, if greater, the amount of the employee's service on January 1, 1995. Upon adoption, this amendment affected approximately 800 employees.

During 1996, 1995 and 1994, special pension benefits and cash incentives were offered in connection with Pacific Bell's restructuring and related force reduction program. Effective October 1, 1995, pension benefit increases may be offered to various groups of non-salaried employees under 1995 plan amendments which increase benefits for specified groups who elect early retirement under incentive programs. On March 28, 1994, Pacific Bell offered a special pension benefit that removed any age discount from pensions for management employees who were eligible to retire with a service pension on that date. Also during 1994, pension benefit increases were offered to various groups of non-salaried employees under 1992 plan amendments that increase benefits for specified groups who elect early retirement under incentive programs. Approximately 1,500, 1,900 and 3,400 employees left Pacific Bell during 1996, 1995 and 1994, respectively, under early retirement or voluntary and involuntary severance programs. Annual pension cost excludes $(64), $219 and $62 million of additional pension costs charged to Pacific Bell's restructuring reserve in 1996, 1995 and 1994, respectively.

The Corporation has entered into labor negotiations with union-represented employees in the past and expects to do so in the future. Pension benefits have been included in these negotiations, and improvements in benefits have been made periodically. Additionally, the Corporation has increased benefits to pensioners on an ad hoc basis. While no assurance can be offered with respect to future increases, management's expectations for future benefit increases, other than ad hoc increases, have been considered in determining pension costs.

Defined Contribution Plans

The Corporation sponsors defined contribution retirement plans covering substantially all employees. These plans include the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees, and the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried Employees (collectively, the "Savings Plans").

The Corporation's contributions to the Savings Plans are based on matching a portion of employee contributions. All matching employer contributions to the Savings Plans are made through a leveraged employee stock ownership plan ("LESOP") trust (see "Employee Stock Ownership Trust" in Note M on page 84). Total contributions to these plans, including contributions allocated to participant accounts through the LESOP trust, were $65, $66, and $66 million in 1996, 1995, and 1994, respectively. These amounts exclude costs applicable to spun-off operations.

G.  OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Substantially all retirees and their dependents are covered under the Corporation's plans for medical, dental, and life insurance benefits. Approximately 44,000 retirees were eligible to receive benefits as of January 1, 1996. Currently, the Corporation pays the full cost of retiree health benefits. However, by 1999, all employees retiring after 1990 will pay a share of the costs of medical coverage that exceeds a defined dollar medical cap. Such future cost sharing provisions have been reflected in determining the Corporation's postretirement benefit costs. The Corporation retains the right, subject to applicable legal requirements, to amend or terminate these benefits.

Effective January 1, 1993, the Corporation adopted SFAS 106 on an immediate-recognition basis. The standard requires that the cost of retiree benefits be recognized in the financial statements from an employee's date of hire until the employee becomes eligible for these benefits. Previously, the Corporation expensed retiree benefits as they were paid. Immediate recognition of the value of prior benefits earned, (the "transition obligation") resulted in a one-time, non-cash charge applicable to continuing operations of $1.573 billion, or $3.80 per share. The charge is net of a deferred income tax benefit of $1.054 billion, which will be recognized over the remaining lives of the workforce.

The Corporation's periodic expense under SFAS 106 in 1996 and 1995, as displayed in the table below, increased from $106 million in 1992 under the prior method. Because the Telephone Companies' higher costs are being partially recovered in revenues, the increased costs have not materially affected reported earnings. (See "Change in Accounting for Postretirement and Postemployment Costs" in Note A on page 62.) However, a CPUC order held that related revenues collected after October 12, 1994, are subject to refund. (See "Revenues Subject to Refund" in Note O on page 88.)

The components of net periodic postretirement benefit cost are as follows:

     (Dollars in millions)                                   1996    1995
     ---------------------------------------------------------------------
     Service cost........................................... $ 45    $ 50
     Interest cost on accumulated postretirement
       benefit obligation...................................  239     262
     Actual return on plan assets........................... (187)   (250)
     Net amortization and deferral of items subject to
       delayed recognition..................................   70     176
                                                            --------------
     Net periodic postretirement benefit cost............... $167    $238
     =====================================================================

Both Pacific Bell and Nevada Bell partially fund their obligations by contributing to Voluntary Employees' Beneficiary Association trusts. Plan assets are invested primarily in domestic and international stocks and domestic investment-grade bonds.

In March 1996, in conjunction with a change in the pension plan assumptions, management revised the assumed discount rate used to measure the accumulated postretirement benefit obligation and remeasured plan assets. These changes did not have a material effect on 1996 net income. In addition, in 1996 the medical trend rate decreased to 6.0 percent, which increased net income by approximately $18 million, or $0.04 per share, during 1996 in comparison to 1995.

The funded status of the plans follows:
                                                               December 31
                                                            ----------------
     (Dollars in millions)                                    1996    1995
     ----------------------------------------------------------------------
     Accumulated postretirement benefit obligation:
       Retirees............................................ $2,191  $2,311
       Eligible active employees...........................    253     222
       Other active employees..............................    766     788
                                                          ------------------
     Total accumulated postretirement benefit obligation...  3,210   3,321
     Less:
       Fair value of plan assets........................... (1,542) (1,246)
       Unrecognized net gain*..............................    434     167
       Unrecognized prior service cost.....................     37      39
                                                          ------------------
     Accrued postretirement benefit obligation recognized
       in the consolidated balance sheets.................. $2,139  $2,281
     ======================================================================
     * The unrecognized net gain is amortized over the expected future service lives of approximately 16 years and reflects differences between
       actuarial  assumptions and  actual  experience.   It also  includes the
       impact of changes in actuarial assumptions.

Liabilities and expenses for employee benefits are based on actuarial assumptions. The assumed discount rate to measure the accumulated postretirement benefit obligation was 7.50 percent and 7.25 percent at December 31, 1996 and 1995, respectively. The 1996 expense was calculated at
7.25  percent until March.   The remainder  of 1996 expense  was calculated at
7.75 percent. The 1996 accrued postretirement benefit obligation and the 1997 expense are based on an assumed annual increase in health care costs of 6.0 percent. Increasing the assumed health care cost trend rates by one percent each year would increase the December 31, 1996 accumulated postretirement benefit obligation by $412 million and would increase the combined service and interest cost components of net periodic postretirement benefit cost for 1996 by $36 million. A 9.0 percent long-term rate-of-return on assets is assumed in calculating postretirement benefit costs. These actuarial assumptions are subject to change over time, which could have a material impact on the Corporation's financial statements.

Effective January 1, 1993, the Corporation adopted SFAS 112 for accounting for postemployment benefits, which required a change from cash to accrual accounting. Postemployment benefits offered by the Corporation include workers compensation, disability benefits, medical benefit continuation, and severance pay. These benefits are paid to former or inactive employees who terminate without retiring. A one-time, non-cash charge representing prior benefits earned was recorded in 1993, which reduced earnings applicable to continuing operations by $151 million, or $0.36 per share. The charge was net of a deferred income tax benefit of $101 million. The annual periodic expense under SFAS 112 does not differ materially from expense under the prior method.

H.  STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Key employees of the Corporation have outstanding options and stock appreciation rights ("SARs") that were granted under the Pacific Telesis Group 1994 Stock Incentive Plan (the "Stock Plan") and a previous plan (collectively, the "Plans"). The Stock Plan was approved by shareowners effective January 1, 1994. The previous plan expired December 31, 1993. A total of 21,000,000 shares of the Corporation's common stock was authorized by the Board of Directors (the "Board") for grants of options, SARs, restricted stock, and stock units under the Stock Plan. As of December 31, 1996, the remaining shares authorized were 9,002,950, including 91,000 remaining shares separately authorized for grant to nonemployee directors of the Board.

Options granted under the Plans were granted as nonqualified options or as incentive stock options, and portions were granted in conjunction with SARs. The original exercise price of each outstanding option and SAR was equal to the fair market value of the Corporation's common stock on the date of grant. The exercise prices of options and SARs outstanding at the time of the spin-off (see Note B - "Spun-off Operations" on page 63) were adjusted as described below. The exercise price of each option may be paid in cash or by surrendering shares of common stock already owned by the holder, or with a combination of cash and such shares. Options and associated SARs ordinarily become exercisable at stated times beginning at least one year after the date of grant. The term of any option or SAR cannot exceed ten years.

Options and SARs held by the continuing employees of the Corporation at the time of the spin-off were supplemented with an equal number of options and SARs for common shares of spun-off operations. The exercise prices for the Corporation's outstanding options and SARs were adjusted downward to reflect the value of the supplemental spun-off operations options and SARs. The Corporation's balance sheet reflects a related liability equal to the difference between the current market price of spun-off operations stock and the exercise prices of the supplemental options outstanding. (See "Off-Balance-Sheet Risk" in Note J on page 82.) As of December 31, 1996, 2,182,369 supplemental spun-off operations options and SARs were outstanding. Expiration dates for the supplemental options and SARs range from 1997 to 2003.

Outstanding options and SARs of the Corporation that were held by employees of the wireless operations at the spin-off date were replaced by options and SARs for common shares of spun-off operations. The spun-off operations assumed liability for these replacement options and SARs.

The Corporation applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and SARs which totaled about $2 and $1 million for 1996 and 1995, respectively.

Had compensation cost for the Corporation's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the optional expense measurement method described in SFAS 123, "Accounting for Stock-Based Compensation," the Corporation's net income would have been reduced by approximately $3 million for 1996 and $1 million for 1995 with no per share effect for either year. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The weighted-average fair value, on the date of grant, of options granted during 1996 and 1995 is estimated at $2.92 and $2.80, respectively. Fair value is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 7.9 and 7.2 percent, expected volatility of
23.4 and 17.0 percent, risk-free interest rate of 6.0 and 7.0 percent, and expected lives of 5 years.

The following table summarizes option and SAR activity during 1996, 1995, and 1994:

                         Weighted             Weighted             Weighted
                          Average              Average              Average
                              Per                  Per                  Per
                  1996     Share*       1995    Share*        1994   Share*
             ---------  ---------   -------- ---------   --------- --------
Shares is-
suable under
outstanding
options and
SARs at
January 1    9,512,848     $29.97 10,742,408   $29.42   6,185,201   $24.11

Options and
SARs
granted      5,514,800     $27.40    363,700   $29.39   7,215,800   $31.98

Options and
SARs
exercised   (1,459,477)    $27.50 (1,057,347)  $23.37  (1,255,080)  $23.75

Options and
SARs canceled
or forfeited  (429,050)    $28.64   (535,913)  $31.64      (9,520)  $25.22

Options and
SARs replaced
for employees
of spun-off
operations           -          -          -        -  (1,393,993)  $24.26
            -----------           -----------          -----------
Shares is-
suable under
outstanding
options and
SARs at
December 31 13,139,121     $29.21  9,512,848   $29.97  10,742,408   $29.42
============================================================================
Options and
SARs exer-
cisable at
December 31  7,928,221*    $30.41  5,773,723   $28.82   3,541,608  $ 24.21

* In accordance with the 1994 stock plan; should a change in ownership control of Pacific Telesis Group occur, all 13,139,121 outstanding options and SARs would become exercisable.

The following table summarizes information about options and SARs outstanding at December 31, 1996:

                   Options and SARs Outstanding
    --------------------------------------------------------------------
          Range of         Weighted           Average Weighted Average
          Exercise           Number         Remaining   Exercise Price
            Prices      Outstanding              Life       Per Share*
    --------------    -------------     -------------       ----------
    $16.10 - 17.66          107,055        1.83 years          $ 17.59
    $25.53 - 33.87       13,032,066        7.71 years          $ 29.30
                      -------------
    $16.10 - 33.87       13,139,121        7.67 years          $ 29.21


                    Options Exercisable
    ---------------------------------------------------

          Range of                    Weighted Average
          Exercise            Number    Exercise Price
            Prices       Exercisable        Per Share*
    --------------      ------------  ----------------
    $16.10 - 17.66           107,055           $ 17.59
    $25.53 - 33.87         7,821,166           $ 30.59
                        ------------
    $16.10 - 33.87         7,928,221           $ 30.41
===========================================================================
* Exercise prices per share were adjusted to reflect the spin-off of wireless operations on April 1, 1994.

I.  DEBT AND LEASE OBLIGATIONS

Long-term obligations as of December 31, 1996 and 1995, consist of debentures of $4,044 and $3,545 million, respectively, and corporate notes of $1,210 and $1,279 million, respectively. Maturities and interest rates of long-term obligations are summarized as follows:

                                                           December 31
                                                      ---------------------
     Maturities and Interest Rates                       1996       1995
     ----------------------------------------------------------------------
                                                     (Dollars in millions)

     1997                      8.990%  to   9.250%     $    -    $    69
     1999                                   4.625%        100        100
     2000                                   4.625%        125        125
     2001                                   8.700%        200        200
     2002-2043                 5.875%  to   9.500%      4,829      4,330
                                                        -------------------
                                                        5,254      4,824
     Long-term capital lease obligations                  277         18
     Unamortized discount - net of premium               (107)      (105)
                                                        -------------------
     Total long-term obligations                       $5,424     $4,737
     ======================================================================

In February 1997, the CPUC approved Pacific Bell's application to issue up to $1.75 billion of long- and intermediate-term debt and preferred securities. The proceeds may be used to redeem maturing debt, to refinance other debt issues and to finance construction expenditures or acquisition of property. The CPUC's authorization is in effect until the full $1.75 billion has been issued. Pacific Bell also has remaining authority from the Securities and
Exchange Commission ("SEC") to issue up to $150 million of long- and intermediate-term debt through a shelf registration filed in April 1993. The Corporation's PacTel Capital Resources subsidiary may issue up to $192 million of medium-term notes through a shelf registration on file with the SEC.

During 1996, the Corporation entered into sale and leaseback arrangements to finance equipment associated with the buildout of its PCS network. As of December 31, 1996 the obligation remaining is $270 million. These leases are classified as capital leases and the related assets are classified as property, plant and equipment. (See "Off-Balance-Sheet Risk" in Note J on page 82.)

As of  December 31, 1996 and 1995, the weighted-average interest rate on total
short-term borrowings was 7.05  percent and 5.91 percent, respectively.   Debt
maturing within one year in the balance sheets consists of short-term borrowings and the portion of long-term obligations that matures within one year as follows:
                                                             December 31
                                                          ----------------
     (Dollars in millions)                                1996       1995
     ----------------------------------------------------------------------
     Commercial paper...................................  $530     $1,416
     Notes payable to banks.............................     -         95
                                                          ----------------
     Total short-term borrowings........................   530      1,511
     Current maturities of long-term obligations........    83         19
                                                          ----------------
     Total debt maturing within one year................  $613     $1,530

===========================================================================

Lines of Credit

The Corporation has various uncommitted lines of credit with certain banks. These arrangements do not require compensating balances or commitment fees and, accordingly, are subject to continued review by the lending institutions. As of December 31, 1996 and 1995, the total unused lines of credit available were approximately $2.8 and $2.7 billion, respectively.


J.  FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Corporation's financial instruments:

                                       December 31, 1996 December 31, 1995
                                       ----------------- -----------------
                                               Estimated         Estimated
                                      Carrying      Fair  Carrying    Fair
     (Dollars in millions)              Amount     Value    Amount   Value
     ----------------------------------------------------------------------
     Cash and cash equivalents......... $   72    $   72    $   76  $   76
     Debt maturing within one year.....    613       613     1,530   1,530
     Deposit liabilities...............    269       269       358     358
     Long-term debt....................  5,147     5,157     4,719   5,021
     Trust originated preferred
      securities of mandatorily
      redeemable preferred stock(Note K) 1,000       990        -        -
     ======================================================================

The following methods and assumptions were used to estimate the fair values of each category of financial instrument:

The fair values of cash and cash equivalents, debt maturing within one year, and deposit liabilities approximate their carrying amounts because of the short-term maturities of these instruments.

The fair value of long-term debt issues and trust-originated preferred securities was estimated based on the net present value of future expected cash flows, which were discounted using current interest rates and current market prices. The carrying amounts of long-term debt include the unamortized net discount.

Off-Balance-Sheet Risk

The Corporation has entered into an equity swap contract to hedge exposure to risk of market changes related to its recorded liability for outstanding employee stock options for common stock of spun-off operations and associated SARs. (See Note H - "Stock Options and Stock Appreciation Rights" on page 76.) The Corporation plans to make open market purchases of the stock of spun-off operations to satisfy its obligation for options that are exercised. Off-balance-sheet risk exists to the extent the market price of the stock of spun-off operations rises above the market price reflected in the liability's current carrying value. The equity swap was entered into to hedge this exposure and minimize the impact of market fluctuations. The contract entitles the Corporation to receive settlement payments to the extent the price of the common stock of spun-off operations rises above the notional value of $23.74 per share, but imposes an obligation to make payments to the extent the price declines below this level. The swap also obligates the Corporation to make a monthly payment of a fee based on LIBOR. The total notional amount of the contract, $60 million and $77 million as of December 31, 1996 and 1995 respectively, covers the approximate number of the options and SARs outstanding of spun-off operations on that date. The Corporation plans to periodically adjust downward the outstanding notional amount as the options and SARs are exercised. The equity swap contract expires April 1999.

Both the equity swap and the Corporation's liability for the stock options and SARs of spun-off operations are carried in the balance sheet at their market values, which were immaterial as of December 31, 1996 and 1995. Gains and losses from quarterly market adjustments of the carrying amounts substantially offset in results of operations. As of December 31, 1996 and 1995, the accounting loss that would be incurred from nonperformance by the counterparty to the equity swap was $4 million and $14 million, respectively. However, management does not expect to realize any loss from counterparty nonperformance.

In 1996, the Corporation has entered into sale and leaseback arrangements to finance equipment associated with the buildout of its PCS network. As of December 31, 1996, the amount outstanding under these capital leases was $270 million, $88 million of which will be repaid in Japanese yen. To hedge exposure to foreign currency exchange fluctuations, the Corporation has entered into foreign currency forward contracts to purchase yen in amounts equal to the current yen lease obligations when they become due. The total notional amount of the contracts, which cover both interest and principal payments, is $137 million as of December 31, 1996 and they expire June 2004. Both the forward contracts and the portion of the Corporation's lease liability payable in yen are carried in the balance sheet at their market values. Gains or losses due to foreign currency rate fluctuations on these contracts and on the yen lease obligations offset each other in the income statement. As of December 31, 1996, there was no accounting loss that would be incurred from nonperformance by the counterparties to the forward contracts. Management does not expect to realize any loss from counterparty nonperformance under these contracts.


K. CORPORATION-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

Pacific Telesis Financing I and II (the "Trusts") were formed for the exclusive purpose of issuing preferred and common securities representing undivided beneficial interests in the Trusts and investing the proceeds from the sale of Trust Originated Preferred Securities ("TOPrS") in unsecured subordinated debt securities of the Corporation. Under certain circumstances, dividends on TOPrS could be deferred for up to a period of five years. TOPrS are subject to a limited guarantee from the Corporation. The Corporation sold $1 billion of TOPrS, $500 million at 7.56 percent in January 1996 through Pacific Telesis Financing I and $500 million at 8.5 percent in June 1996 through Pacific Telesis Financing II. Both issues of TOPrS were priced at $25 per share, have an original 30-year maturity that may be extended up to 49 years and are callable five years after date of sale at par. The proceeds were used to retire short-term indebtedness, primarily commercial paper.

As of December 31, 1996, Pacific Telesis Financing I and II contained subordinated debt securities of the Corporation in principal amounts of $515.5 and $514.5 million, respectively, with interest rates of 7.56 and 8.5 percent, respectively.

L.  RELATED PARTY TRANSACTIONS

Spun-off operations repaid previous intercompany borrowings, which represented
a net  receivable balance of  $33 million  in 1994.   (See Note B  - "Spun-off
Operations" on page 63.)

The  Corporation   provided  certain   administrative  services  to   spun-off
operations and charged for these services through 90 days following the April 1, 1994, spin-off date.

A separation agreement for the spin-off provided for complete separation of all properties of the spun-off operations from the Corporation. The
Corporation's consolidated federal income tax return for 1994 included spun-off operations through the spin-off date.

M.  CAPITAL STOCK

Shareowners

As of January 31, 1997, the number of shareowners of record was 664,327.


Preferred Stock

The Corporation's Articles of Incorporation include a provision for the issuance of up to 50,000,000 preferred shares (par value $0.10 per share) in one or more series with full or limited voting powers or without voting powers, and with such designations, preferences, and rights as the Board may determine.


Treasury Stock

From time to time, the Corporation purchases shares of its common stock and holds these shares as treasury stock. Treasury stock that is held may be reissued later in connection with acquisitions, the Corporation's shareowner dividend reinvestment and stock purchase plan ("DRISPP"), and employee benefit plans.

During 1996, the Corporation reacquired 121,974 treasury shares primarily related to adjustments to the 1995 acquisition of Cross Country Wireless Inc. ("CCW"). (See Note N - "Acquisition" on page 86.) During 1995, the
Corporation reissued 4,369,507 treasury shares, primarily in connection with the acquisition of CCW. During 1994 the Corporation reissued 1,006,122 treasury shares for the DRISPP and employee benefit plans. As of December 31, 1996, 4,514,897 shares remained held as treasury stock pending their ultimate disposition.

Employee Stock Ownership Trust

All matching employer contributions to the Savings Plans are made through a LESOP trust. (See "Defined Contribution Plans" in Note F on page 73.) During 1989, Bankers Trust Company, as trustee of the Pacific Telesis Group Employee Stock Ownership Plan Trust, purchased 13,900,000 of the Corporation's treasury shares at a price of $691,052,400 in exchange for a promissory note from the trust to the Corporation. The note payable by the trust is not reflected as a liability of the Corporation and the remaining cost of unallocated trust shares is carried as a reduction of shareowners' equity (as "deferred compensation"). Principal and interest on the note is paid from employer contributions and dividends received by the trust.

The following table summarizes the Corporation's expense each year from the allocation of shares held by the LESOP trust to the accounts of employees participating in the Savings Plans:

     (Dollars in millions)                                 1996  1995 1994
     ----------------------------------------------------------------------
     Total compensation and interest expense recognized*... $57   $66  $60
     Interest expense portion**............................  15    23   19
     Other information:
       Employer contributions to trust.....................  99    60   77
       Dividends received by trust.........................  33    44   35
     ======================================================================
     * Determined using the shares-allocated accounting method and after being reduced by dividends paid on shares held by the trust.

     ** The Corporation's LESOP interest expense is matched by an equal amount of interest income earned on the promissory note from the trust and reflected in miscellaneous income.

Shares held by the LESOP trust are released for allocation to the accounts of employees as employer matching contributions are earned. The following table summarizes the Corporation's shares held by the trust:
                                                         December 31
                                                  -------------------------
                                                        1996          1995
     ----------------------------------------------------------------------
     Shares allocated to employee accounts.......  5,755,053     8,238,685
     Shares committed to be allocated*...........    224,267       340,519
     Shares unallocated.......................... 12,442,831    11,228,756
                                                  -------------------------
     Total shares held by trust.................. 18,422,151    19,807,960
     ======================================================================

   * Represents employer matching contributions earned by employees, but not yet allocated to employee accounts.

Statement of Position 93-6 ("SOP 93-6"), "Employers' Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants, established new accounting rules for new LESOP shares. As allowed by specific provisions of SOP 93-6, the Corporation continues to follow the prior rules in accounting for the LESOP trust.

Shareowner Rights Plan

During 1989, the Board adopted a shareowner rights plan to enhance its ability to protect the shareowners' interests if the Corporation is faced with a hostile acquisition proposal. Under the terms of the plan, shareowners of record as of October 10, 1989, received one right for each share of the Corporation's common stock held on that date. Initially, the rights are not exercisable and trade automatically with the Corporation's common stock. If a takeover attempt occurred that satisfied the tests described in the plan, each right (except for rights held by the person or group making that takeover attempt) would become the right to purchase common stock at one-half its then market value (or, at the Board's discretion, could be exchanged for an additional share of common stock). The rights do not have any voting rights, may be redeemed under certain circumstances at $0.01 per right, and expire on October 10, 1999.

N.  ACQUISITION

In July 1995, the Corporation acquired 100 percent of the stock of CCW to provide wireless television service in Southern California. The acquisition was accounted for by the purchase method of accounting. The acquisition included existing wireless cable operations with over 40,000 video customers in Riverside, California and licenses and rights to provide wireless video services in Los Angeles, Orange County, and San Diego. The transaction involved the exchange of approximately $120 million of Pacific Telesis Group treasury stock, or about 4.4 million shares, for the outstanding stock of CCW. The Corporation also assumed approximately $55 million of CCW debt, which was retired during the third quarter of 1995.

O.  COMMITMENTS AND CONTINGENCIES

Merger Agreement

On April 1, 1996, SBC Communications Inc. ("SBC") and the Corporation jointly announced a definitive agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. Under terms of the merger agreement, each share of Pacific Telesis common stock will be exchanged for 0.733 shares of SBC common stock, subject to adjustment. On July 31, 1996, the shareowners of the Corporation and SBC approved the transaction, which previously had been approved by the respective Board of Directors of each company. Pursuant to the merger agreement, the Corporation's quarterly dividend per share cannot exceed 0.733 of SBC's quarterly dividend per share. Accordingly, the Corporation reduced its second, third and fourth quarter 1996 dividends to $0.315 per share.

The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. Adjustments typically associated with the pooling of interests method are to conform accounting policies of the merged entities. Management is unable to determine if these policy changes and other merger-related adjustments will be material.

The merger is subject to certain conditions and regulatory approvals. On January 31, 1997, the FCC approved the merger, and in November 1996, the U.S. Department of Justice announced it had concluded that the merger does not violate the antitrust laws and accordingly that it was closing its investigation into the merger. In December 1996, the Public Service Commission of Nevada ("PSCN") approved the merger with the stipulation that Nevada Bell customers be paid the greater of $4 million or 2.0 percent of the amount, if any, ordered by the CPUC to be paid to Pacific Bell customers. The payment to Nevada Bell customers is conditioned on closing of the merger. In addition, the California State Attorney General has told the CPUC that the merger will not hurt competition in California and is consistent with emerging trends.

On September 30, 1996, the Office of Ratepayer Advocates ("ORA"), the consumer interest branch of the CPUC, filed testimony in the CPUC merger proceeding recommending a $2.1 billion rebate to customers payable over five years. Management does not agree with the ORA's recommendation and believes no customer rebate or payment should be required in connection with the merger.

On February 21, 1997, two California administrative law judges issued a proposed decision approving the merger but with a number of conditions, including payment of up to $750 million. Management does not agree with the level of payment or the restrictive conditions and intends to work towards their reduction or elimination. A proposed decision by the administrative law judges is not binding. The CPUC is expected to review the full case and the proposed decision and issue a final decision by March 31, 1997. Depending on the final CPUC decision, the merger could close in early second quarter.

Purchase Commitments

In December 1994, Pacific Bell contracted for the purchase of up to $2 billion of Advanced Communications Network ("ACN") facilities, which incorporated new technologies. During 1995, the ability to deploy the facilities outstripped the ACN vendors' ability to deliver necessary products and software. Accordingly, management decided to suspend construction at certain sites, which reduced the expected cost to less than $700 million. If ACN facilities meet certain quality and performance criteria (the "Network Test"), Pacific Bell is committed to purchase the ACN facilities in 1998. If ACN facilities fail the Network Test, Pacific Bell will not be committed to buy the ACN facilities but might be liable to reimburse the principal ACN vendor for some construction costs up to $300 million. If competition or other factors affect Pacific Bell's ability to recover its investment in these facilities, the value of the ACN facilities could be materially impaired.

As of December 31, 1996, Pacific Bell had purchase commitments of about $208 million remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

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

Revenues Subject to Refund

In 1992, the CPUC issued a decision adopting, with modification, SFAS 106 for regulatory accounting purposes. Annual price cap decisions by the CPUC granted Pacific Bell approximately $100 million in each of the years 1993-1997 for partial recovery of higher costs under SFAS 106. However, the CPUC in October 1994 reopened the proceeding to determine the criteria for exogenous cost treatment and whether Pacific Bell should continue to recover these costs. The CPUC's order held that related revenues collected after October 12, 1994, are subject to refund plus interest. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on Pacific Bell. Related revenues totaled about $221 million at December 31, 1996. Management believes postretirement benefits costs are appropriately recoverable in Pacific Bell's price cap filings.

Property Tax Investigation

In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and
28 utilities, including Pacific Bell, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The CPUC opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 million of annual property tax savings should be treated as an exogenous cost reduction in Pacific Bell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $70 million as of December 31, 1996, plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution of the criteria for exogenous cost treatment under its regulatory framework. The criteria are being considered in a separate proceeding initiated for rehearing of the CPUC's postretirement benefits other than pensions decision discussed above. It is possible that the CPUC could decide this issue in the near term, and that the decision could have a material adverse effect on the Corporation.

P. COMPETITIVE RISK

Regulatory, legislative and judicial actions, as well as advances in technology, have expanded the types of available communications products and services and the number of companies offering such services. Various forms of competition are growing steadily and are already having an effect on
Pacific Bell's earnings. An increasing amount of this competition is from large companies with substantial capital, technological, and marketing resources. Currently, competitors primarily consist of interexchange carriers, competitive access providers, and wireless companies. Pacific Bell also faces competition from cable television companies and others.

Effective January 1, 1995, the CPUC authorized toll services competition. Management estimates that share losses since January 1, 1995 have been in the five to six percent range. However, this loss combined with losses prior to the official opening of this market has resulted in Pacific Bell currently serving less than 50 percent of the business toll market. In April 1995, the CPUC also ordered Pacific Bell to offer expanded interconnection to competitive access providers. These competitors are allowed to carry the intrastate portion of long-distance and local toll calls between Pacific Bell's central offices and long distance carriers. Competitors may choose to locate their transmission facilities within or near Pacific Bell's central offices.

Effective January 1, 1996, the CPUC authorized local exchange competition. By early February 1997, the CPUC had authorized about 90 companies, including large and well-capitalized long distance carriers, competitive access providers, and cable television companies to begin providing local phone service in California, and 38 additional applications were pending. These companies are prepared to compete in major local exchange markets and many have already deployed switches or other facilities. All of Pacific Bell's customers have already chosen a long distance company, and these companies have established widespread customer awareness through extensive advertising campaigns over several years.

Local exchange competition may affect toll and access revenues, as well as local service revenues, since customers may select a competitor for all their telecommunications services. Local exchange competition may also affect other service revenues as Pacific Bell Directory will have to acquire listings from other providers for its products, and competing directory publishers may ally themselves with other telecommunications providers. Management estimates the CPUC's proposed local competition rules could materially reduce revenue growth for Pacific Bell's regulated California operations by late 1997.

The characteristics of the California market make it attractive to new competitors. Pacific Bell's business and residence revenues and profitability are concentrated among a small portion of its customer base and geographic areas. Competitors need only serve selected portions of Pacific Bell's service area to compete for the majority of its business and residence usage revenues. High-margin customers are clustered in high-density areas such as Los Angeles and Orange County, the San Francisco Bay Area, San Diego, and Sacramento. California is also attractive because it has one of the lowest switched access rates in the country. By combining the low switched access rates and discounted resale rates, competitors have the ability to price their services below Pacific Bell's prices while maintaining high margins. Reselling allows competitors to offer local services with little or no investment.

Management believes that now that our markets are open to all competitors, the Corporation should be granted access to markets that are currently closed to LECs. A truly open competitive market, in which the Corporation can compete without restrictions, offers long-term opportunity to build the business and maximizes benefits for consumers. Management believes its key strategies of strengthening the core business by upgrading its network and systems capabilities, improving customer service and efficiency, expanding existing markets, developing new markets and promoting public policy reform, will provide a strong response to its competitive challenge.

In Nevada, the PSCN issued a ruling opening the local exchange market to competition. It includes requirements that the LECs allow interconnection, unbundling, interim number portability and resale. Current PSCN proceedings are addressing pricing, interconnection and other local competition issues. At least two long distance carriers have requested resale of Nevada Bell services, and two competitive access providers have entered the Northern Nevada market, with the express intent of providing an alternative basic business service to high-margin customers. Further, long distance carriers can now transport toll calls both within and between service areas, and there is evidence that such transport is increasing at a rapid rate. As in California, Nevada Bell's market is attractive to new competitors. Competition is expected to target the high-usage, high-profit customers. These customers are geographically concentrated in the Reno/Sparks metropolitan area and business parks.

Q.  ADDITIONAL FINANCIAL INFORMATION
                                                           December 31
                                                       --------------------
     (Dollars in millions)                               1996        1995
     ----------------------------------------------------------------------
     Prepaid expenses and other current assets:
       Prepaid directory expenses..................   $    50     $   320
       Miscellaneous prepaid expenses...............       47          38
       Notes and other receivables..................      127         101
       Inventory and supplies.......................       35          58
       Current deferred tax benefits................      144         300
       Deferred compensation trusts.................      172         152
       Other........................................       18          33
                                                       --------------------
     Total..........................................  $   593     $ 1,002
     ======================================================================
     Property, plant, and equipment - net:
       Land and buildings...........................  $ 2,868     $ 2,758
       Cable and conduit............................   11,531      11,175
       Central office equipment.....................   10,114       9,562
       Furniture, equipment, and other..............    3,135       2,917
       Construction in progress.....................    1,384         810
                                                       --------------------
                                                       29,032      27,222
       Less accumulated depreciation................  (16,959)    (15,837)
                                                       --------------------
     Total..........................................  $12,073     $11,385
     ======================================================================
     Other noncurrent and intangible assets:
       PCS licenses and costs.......................  $   826     $   730
       Other........................................    1,062       1,143
                                                       --------------------
     Total..........................................  $ 1,888     $ 1,873
     ======================================================================

                                                             December 31
                                                          ----------------
     (Dollars in millions)                                1996       1995
     ---------------------------------------------------------------------
     Accounts payable and accrued liabilities:
       Accounts payable:
         Trade.....................................     $  791     $  753
         Payroll...................................         31         56
         Checks outstanding........................        411        302
         Other:
           Incentive awards payable................        200        200
           Other...................................        359        429
       Interest accrued............................        135        124
       Advance billing and customers' deposits.....        260        339
                                                        ------------------
     Total.........................................     $2,187     $2,203
     =====================================================================
     Other current liabilities:
       Accrued compensated absences................     $  268     $  278
       Dividends payable...........................        135        234
       Restructuring and other reserves............        213        311
       Other.......................................        111         85
                                                        ------------------
     Total.........................................     $  727     $  908
     =====================================================================
     Other noncurrent liabilities and deferred credits:
       Unamortized investment tax credits..........     $  243     $  292
       Accrued pension cost liability..............        919      1,170
       Restructuring and other reserves............          -         15
       Accrued postretirement benefit obligation...      2,139      2,281
       Other.......................................        583        515
                                                        ------------------
     Total.........................................     $3,884     $4,273
     =====================================================================

                                                        For the Year Ended
                                                            December 31
                                                    -----------------------
     (Dollars in millions)                           1996    1995     1994
     ----------------------------------------------------------------------
     Other service revenues:
       Directory Advertising...................... $1,071  $1,031   $1,003
       Other......................................    601     517      425
                                                    -----------------------
     Total........................................ $1,672  $1,548   $1,428
     ======================================================================
     Interest expense:
       Gross interest expense..................... $  455  $  480   $  455
       Less capitalized interest..................   (114)    (38)       -
                                                    -----------------------
     Net interest expense......................... $  341  $  442   $  455
     ======================================================================
     Other income(expense) - net:
       Interest income............................ $   27  $   62   $   29
       Dividends on preferred securities of
         subsidiary trusts........................    (60)      -        -
       Other......................................    (26)    (20)      26
                                                    -----------------------
     Total........................................ $  (59) $   42   $   55
     ======================================================================
     Advertising expense.......................... $  144  $   97   $   99
     ======================================================================
     CASH PAYMENTS FOR:
     Interest..................................... $  439  $  492   $  442
     Income taxes................................. $  453  $  530   $  737
     ======================================================================
     NON-CASH TRANSACTIONS:
     Spin-off stock distribution.................. $    -  $    -   $2,901
     Acquisition of CCW (Note N)
       Treasury shares (reacquired)issued......... $   (3) $  117   $    -
       Debt assumed............................... $    -  $   55   $    -
     Treasury shares reacquired................... $  ( 1) $    -   $    -
     ======================================================================


Major Customer

Substantially all of the Corporation's operating revenues were from telecommunications and information services. Approximately 7 percent, 9 percent, and 11 percent of these revenues were earned in 1996, 1995, and 1994, respectively, for services provided to AT&T Corp. No other customer accounted for more than 10 percent of revenues.

   -----------------------------------------------------------------------
   QUARTERLY FINANCIAL DATA
     (Unaudited)
                            (Dollars in millions, except per share amounts)
                            -----------------------------------------------
   1996                                  First*   Second* Third* Fourth**
   ------------------------------------------------------------------------
   Operating revenues..................   $2,378   $2,405 $ 2,356  $2,449
   Operating income....................      623      618     521     436
   Earnings:
     Income before cumulative effect of
       accounting change...............      316      291     259     191
     Cumulative effect of accounting
       change..........................       85        -        -      -
                                            -------------------------------
   Net income .........................   $  401   $  291    $259  $  191

   Earnings per share:
      Income before cumulative effect of
        accounting change...............  $ 0.74   $ 0.68  $ 0.60  $ 0.45
      Cumulative effect of accounting
       change..........................     0.20        -        -      -
                                            -------------------------------
   Net income..........................   $ 0.94   $ 0.68   $ 0.60 $ 0.45
   ------------------------------------------------------------------------
   1995                                    First   Second Third*** Fourth
   ------------------------------------------------------------------------
   Operating revenues..................   $2,254   $2,231 $ 2,275  $2,282
   Operating income....................      490      518     530     473
   Earnings (loss):
     Income before extraordinary item..      282      260     275     231
     Extraordinary item................        -        -  (3,360)      -
                                            -------------------------------
   Net income (loss)...................   $  282   $  260 $(3,085) $  231

   Earnings (loss) per share:
     Income before extraordinary item..   $ 0.67   $ 0.61 $  0.64  $ 0.54
     Extraordinary item................        -        -   (7.86)      -
                                            -------------------------------
   Net income (loss)...................   $ 0.67   $ 0.61 $ (7.22) $ 0.54

   =======================================================================

(Unaudited)

* During fourth quarter 1996, Pacific Bell Directory changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996 to a preferable method. The cumulative after-tax effect of applying the new method to prior years is recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85 million, or $0.20 per share. The first three quarters of 1996 were restated to reflect the new method. (See "Cumulative Effect of Accounting Change" under Note A on page 62.)

** Fourth quarter 1996 results reflect a number of one-time items that reduced earnings by $91 million, or $0.21 per share.

*** Third quarter 1995 results reflect an after-tax extraordinary charge as a result of Pacific Bell's discontinuance of regulatory accounting. (See Note C - "Discontinuance of Regulatory Accounting - SFAS 71" on page 64.)



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No disagreements with the Corporation's independent accountants on any accounting or financial disclosure occurred during the period covered by this report.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS

The Corporation's Articles of Incorporation divide the Board into three approximately equal classes of Directors serving staggered three-year terms, with one class of directors elected at each Annual Meeting. The term of office of the directors in Class I (see below) expires at the 1997 annual meeting of shareowners. No date has been set for the 1997 annual meeting and it is not anticipated that such meeting will be held unless the closing of the Corporation's pending merger with SBC is delayed substantially beyond April 1997 or unless the Merger Agreement is terminated for any reason. The expiration dates of the terms of directors in Class II and Class III are noted below. Pursuant to the Merger Agreement, SBC has agreed to appoint to its board of directors at the effective time of the merger a number of directors of the Corporation equal to approximately one-third of the total number of SBC directors.

CLASS I - TERM EXPIRES AT 1997 ANNUAL MEETING OF SHAREOWNERS:

HERMAN E. GALLEGOS, age 66, is an Independent Management Consultant. Mr. Gallegos was a Director of Gallegos Institutional Investors Corporation from May 1990 to August 1994. He served as an alternate U.S. Public Delegate to the 4th United Nations General Assembly from 1994 to 1995. He has been a Director of the Corporation since December 1983. He is a Director of Union Bank.

PHILIP J. QUIGLEY, age 54, is Chairman of the Board, President and Chief Executive Officer of the Corporation and has served in this capacity since April 1994. Mr. Quigley served as Group President of the Corporation from 1988 through March 1994 and President and Chief Executive Officer of Pacific Bell from 1987 through March 1994. Mr. Quigley has been a Director of the Corporation since January 1988. He is a Director of Wells Fargo & Co. and Wells Fargo Bank, N.A.

TONI REMBE, age 60, is a Partner in the law firm of Pillsbury Madison & Sutro LLP, San Francisco, California. Ms. Rembe has been a Director of the Corporation since April 1991. She is a Director of APL Limited, Potlatch Corporation and Transamerica Corporation.

S. DONLEY RITCHEY, age 63, is Managing Partner of Alpine Partners, Danville, California. Mr. Ritchey was Chief Executive Officer of Lucky Stores, Inc. from 1980 to 1985 and Chairman of the Board from 1981 to 1986. He has been a Director of the Corporation since January 1984. He is a Director of McClatchy Newspapers, Inc.

CLASS II - TERM EXPIRES AT 1998 ANNUAL MEETING OF SHAREOWNERS:

WILLIAM P. CLARK, age 65, is Chief Executive Officer of Clark Companies, Paso Robles, California. Mr. Clark is a lawyer, rancher, retired California Supreme Court Justice and Former Secretary of the United States Department of Interior. Mr. Clark has been a Director of the Corporation since May 1985. He is a Director of The Irish Investment Fund and Lawter International, Inc.

MARY S. METZ, age 59, is Dean of University Extension of the University of California, Berkeley, and is President Emerita of Mills College. Dr. Metz has been a Director of the Corporation since July 1986. She is a Director of Longs Drug Stores Corporation, Pacific Gas and Electric Company, and Union Bank.

RICHARD M. ROSENBERG, age 66, retired. Mr. Rosenberg was Chairman of the Board of BankAmerica Corporation from January 1996 to May 1996. He was Chairman of the Board and Chief Executive Officer from May 1990 to December 1995. Mr. Rosenberg has been a Director of the Corporation since May 1994. He is a Director of Airborne Freight Corporation, BankAmerica Corporation, K-2 Inc., Northrop Grumman Corporation and Potlatch Corporation.

CLASS III - TERM EXPIRES AT 1999 ANNUAL MEETING OF SHAREOWNERS:

GILBERT F. AMELIO, age 54, is Chairman of the Board and Chief Executive Officer of Apple Computer, Inc., Cupertino, California, and has served in this capacity since February 1996. Dr. Amelio was Chairman of the Board, Chief Executive Officer and President of National Semiconductor Corporation from 1991 to 1996. He has been a Director of the Corporation since September 1995. He is a Director of Apple Computer, Inc.

FRANK C. HERRINGER, age 54, is Chairman of the Board of Transamerica Corporation, San Francisco, California, and has served in this capacity since January 1996, and served in the capacity of President and Chief Executive Officer of Transamerica Corporation since April 1991. He has been a Director of the Corporation since January 1994. Mr. Herringer is a Director of Charles Schwab Corporation, Transamerica Corporation and Unocal Corporation.

LEWIS E. PLATT, age 55, is Chairman of the Board, President and Chief Executive Officer of Hewlett-Packard Company, Palo Alto, California. He has served as Chairman since September 1995 and as President and Chief Executive Officer of Hewlett-Packard Company since November 1992. Mr. Platt was an Executive Vice President of Hewlett-Packard Company from May 1987 through November 1992. He has been a Director of the Corporation since February 1994. He is a Director of Hewlett-Packard Company.

EXECUTIVE OFFICERS

The list below gives the names of executive officers as of February 28, 1997, their present titles and the dates they were elected to these positions.

Name                Age       Title                                   Since

P. J. Quigley       54        Chairman of the Board, President
                              and Chief Executive Officer.........    4/94

D. W. Dorman*#      43        Chairman of the Board, President and
                              Chief Executive Officer- Pacific
                              Bell................................    2/96

W. E. Downing       57        Executive Vice President, Chief
                              Financial Officer and Treasurer.....    4/94

M. J. Fitzpatrick#  48        President and Chief Executive
                              Officer- Pacific Telesis Enterprises.   7/94

J. R. Moberg*       61        Executive Vice President, Human
                              Resources...........................    9/87

R. W. Odgers        60        Executive Vice President, General
                              Counsel, External Affairs,
                              and Secretary.......................    3/88

R. L. Barada        52        Vice President-Corporate Strategy
                              and Development.....................    1/95

Messrs. Quigley, Downing, Moberg, Odgers, and Barada have held responsible managerial positions with the Corporation or one of its subsidiaries for at least the past five years.

Mr. Dorman joined the Corporation as Group President and Pacific Bell as President and Chief Executive Officer in July 1994. In February 1996, Mr. Dorman was elected Chairman of the Board of Pacific Bell. Prior to joining the Corporation, Mr. Dorman was employed at Sprint Corporation since 1981. Beginning in 1984, he held a series of leadership positions at Sprint Corporation, culminating as President, Business Services, from 1993 to 1994.

Mr. Fitzpatrick joined Pacific Bell as Executive Vice President in August 1993. In July 1994, Mr. Fitzpatrick became an Executive Vice President of the Corporation. He is also the Enterprise Group President of the Corporation; President and Chief Executive Officer, Pacific Telesis Enterprises; and Vice President, Pacific Telesis Shared Services. Prior to joining Pacific Bell, Mr. Fitzpatrick was employed with Network Systems Corporation, a computer networking firm, where he became President in October 1991 and Chief Executive Officer in April 1992.

Officers are not elected for a fixed term, but serve at the discretion of the Corporation's Board of Directors.
*  Also executive officers of Pacific Bell.
# Messrs. Dorman and Fitzpatrick are Group President and Executive Vice President, respectively, of the Corporation.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's executive officers and directors, and persons who own more than 10 percent of a registered class of the Corporation's equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10 percent shareowners are required by SEC regulation to furnish the Corporation with copies of all Forms 3,4 and 5 they file.

Based solely on the Corporation's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Corporation believes that all of its officers, directors and greater than 10 percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal year 1996, except that a Form 4 reporting two transactions was filed for Mr. Amelio a month after the date the filing was due.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION

The following table discloses compensation received by the Corporation's Chairman of the Board, President and
Chief Executive Officer, and four other most highly paid executive officers (the "Named Executive Officers")
for the three fiscal years ended December 31,1996.
                                                                        SUMMARY COMPENSATION TABLE
                                                                           LONG TERM COMPENSATION
                                                                     -----------------------------------
                             ANNUAL COMPENSATION                              AWARDS            PAYOUTS
                             -------------------                     -----------------------------------
(A)                 (B)      (C)       (D)           (E)             (F)            (G)         (H)          (I)        (C+D+H)
                                                     OTHER           RESTRICTED                 LTIP         ALL OTHER  TOTAL
NAME &                       SALARY    BONUS         ANNUAL          STOCK AWARDS   OPTIONS/    PAYOUTS      COMP       CASH COMP
POSITION            YEAR       ($)      ($)@         COMP ($)            ($)*       SARs (#)      ($)        ($)**      ($)***
--------------------------------------------------------------------------------------------------------------------------------
P. J. QUIGLEY       1996     731,250   937,840       338,363                        180,000     526,087      90,838    2,195,177
Chairman of the     1995     645,833   662,080       110,481                              0     304,011      47,984    1,611,924
Board,              1994     541,458   372,313        77,546                        210,000     424,008      74,925    1,337,779
President & CEO

D. W. DORMAN        1996     532,500   488,149        56,112                        108,000     280,725      53,054    1,301,374
President & CEO -   1995     475,625   562,238        50,136        1,387,500             0           0      46,864    1,037,863
Pacific Bell        1994     206,250   587,500        14,033                        100,000           0      22,500      793,750

M. J. FITZPATRICK   1996     433,750   342,910       109,665                         69,000     216,770      65,359      993,430
President & CEO -   1995     403,333   377,050        35,823                              0           0      43,382      780,383
PTE                 1994     366,875   230,500        13,425                         70,000           0      61,647      597,375

R. W. ODGERS        1996     361,250   361,340       317,203                         54,000     160,893      80,366      883,483
EVP, Genl Counsel,  1995     347,083   399,350        41,409                              0     176,450      36,287      922,883
Ext. Affs, Secy     1994     331,875   178,250        39,166                         70,000     239,616      59,153      749,741

J. R. MOBERG        1996     361,250   361,340       275,119                         54,000     160,893      91,951      883,483
EVP-Human-          1995     347,083   349,350        43,578                              0     176,450      51,654      872,883
Resources           1994     331,875   178,250        40,845                         70,000     239,616      92,001      749,741
================================================================================================================================

@   Includes special awards paid in April, 1996 to recognize significant shareholder value created between 1989-1994
    (Quigley - $230,000, Dorman - $0, Fitzpatrick - $15,000, Odgers - $127,500, Moberg - $127,500).

*   On July 23, 1995 Mr. Dorman was granted a restricted stock award of 50,000 shares.  On grant date, the Fair Market
    Value per share was $27.75.  The grant vests in one installment on July 23, 2000. Mr. Dorman has the same voting, dividend and other rights with respect to this restricted stock as the Corporation's other shareowners.  The value of Mr. Dorman's restricted stock as of December 31, 1996 was $1,837,500 (based on the closing price on the New York
    Stock Exchange Composite Transactions of the Corporation's Common Stock on December 31, 1996 of $36.75).

**  Includes "above-market" interest on deferred compensation paid in 1996 (Quigley - $61,588, Dorman - $254,
    Fitzpatrick - $6,636, Odgers - $49,134 and Moberg - $89,576) and company contributions under the Pacific Telesis
    Group Supplemental Retirement and Savings Plan for Salaried Employees, including a "make-up" match under the Executive
    Deferral Plan for amounts that were deferred and therefore not eligible for matching contributions under the Pacific
    Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees earned in 1996 (Quigley - $29,250,
    Dorman - $21,300, Fitzpatrick - $17,350, Odgers - $14,450 and Moberg - $2,375).  Also includes executive relocation payments paid in 1996 to Messrs. Dorman and Fitzpatrick of $31,500 and $14,400 respectively and payments made in lieu of earned vacation not taken for Messrs. Fitzpatrick and Odgers in 1996 of $26,973 and $16,782 respectively.

*** Includes Salary, Bonus and LTIP Payouts and does not include Dividend Equivalents which are included under Column E.























                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR GRANTS

(A)                              (B)                           (C)                     (D)                      (E)
                                                                                   Number of              Value of
                                                                                   Unexercised            Unexercised
                                                                                   Options/SARs at        in-the-Money
                                                                                   FY-End (#)             Options/SARs at
                                                                                                          FY-End ($)

                            Shares Acquired               Value                    Exercisable/           Exercisable/
Name                        On Exercise (#)               Realized ($)             Unexercisable**        Unexercisable***
-----------------------------------------------------------------------------------------------------------------------------
P. J. Quigley               34,400 Shares*                497,824                 267,000/180,000         1,637,200/1,687,500

D. W. Dorman                No Exercises                      N/A                 100,000/108,000         600,000/    648,000

M. J. Fitzpatrick           15,000 Shares*                145,296                 85,000/  69,000         408,454/    648,000

R. W. Odgers                39,600 Shares*                578,503                 70,000/  54,000         332,500/    506,250

J. R. Moberg                33,600 Shares*                489,840                 70,000/  54,000         332,500/    506,250
-----------------------------------------------------------------------------------------------------------------------------
*    To reflect the spin-off of AirTouch Communications, Inc. ("AirTouch") on April 1, 1994, the exercise price of all outstanding options was adjusted and each outstanding option to purchase one share of the Corporation's Common Stock was supplemented with an option to purchase one share of AirTouch common stock.  The spread between the exercise price of the option and the market value of Common Stock that existed before the spin-off was allocated between the Corporation option and the new AirTouch option in the same ratio as the ratio between the market value of the Corporation's Common
     Stock and the market value of AirTouch common stock prior to the spin-off.  Therefore, the intrinsic value of the sum of both resulting options (the Corporation and AirTouch) remained the same.  The shares acquired on exercise reported above for 1996 were shares of AirTouch common stock acquired in the exercise of the options received in the manner described previously in this footnote.

As of December 31, 1996, the named executives held no AirTouch options.

**   All unexercisable options as of December 31, 1996 reflect options granted on March 22, 1996; a third become exercisable on March 22, 1997, a third on  March 22, 1998 and the remaining third on March 22, 1999.  All options become exercisable at the close of the proposed SBC merger.

***  Based on the closing price on the New York Stock Exchange-Composite Transactions of the Corporation's Common Stock on
     December 31, 1996 of $36.75 minus the exercise price.

                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL
                                                                                               REALIZABLE VALUE AT
                                                                                               ASSUMED ANNUAL
                                                                                               RATES OF STOCK PRICE
                                                                                               APPRECIATION FOR
              INDIVIDUAL GRANTS                                                                OPTION TERM

                       NUMBER OF             % OF TOTAL
                       SECURITIES            OPTIONS/SARs          EXERCISE                       5% ($)           10% ($)
                       UNDERLYING            GRANTED TO            OR BASE                        PROJECTED        PROJECTED
                       OPTIONS/SARs          EMPLOYEES IN          PRICE          EXPIRATION      PTG PRICE        PTG PRICE
NAME                   GRANTED* (#)          FISCAL YEAR           ($/SH)         DATE            $44.59**         $71.00**
------------------------------------------------------------------------------------------------------------------------------
P.J. QUIGLEY           180,000               3.28%                 $27.375         3/21/06        $3,098,700       $7,852,500

D.W. DORMAN            108,000               1.97%                 $27.375         3/21/06        $1,859,220       $4,711,500

M.J. FITZPATRICK        69,000               1.26%                 $27.375         3/21/06        $1,187,835       $3,010,125

R.W. ODGERS             54,000               0.98%                 $27.375         3/21/06          $929,610       $2,355,750

J.R. MOBERG             54,000               0.98%                 $27.375         3/21/06          $929,610       $2,355,750
------------------------------------------------------------------------------------------------------------------------------
















                                       LONG TERM INCENTIVE PLANS* - AWARDS IN LAST FISCAL YEAR

ESTIMATED FUTURE PAYOUTS
UNDER NON-STOCK PRICE-BASED PLANS

      (A)               (B)                 (C)                 (D)                  (E)                 (F)

                      NUMBER OF         PERFORMANCE
                      SHARES, UNITS     OR OTHER
                      **OR              PERIOD UNTIL
                      OTHER             MATURATION OR          THRESHOLD            TARGET              MAXIMUM
NAME                  RIGHTS(#)         PAYOUT                 (# of Units)         (# of Units)        (# of Units)
--------------------------------------------------------------------------------------------------------------------

P. J. Quigley         20,600            Three Years            5,150                20,600              41,200

D. W. Dorman          11,800            Three Years            2,950                11,800              23,600

M. J. Fitzpatrick      7,700            Three Years            1,925                 7,700              15,400

R. W. Odgers           5,800            Three Years            1,450                 5,800              11,600

J. R. Moberg           5,800            Three Years            1,450                 5,800              11,600
--------------------------------------------------------------------------------------------------------------------

*    All options were granted on March 22, 1996.  Options to purchase one-third of the total number of underlying shares become exercisable on each of March 22, 1997, 1998 and 1999.  All options will become exercisable at the close of the proposed SBC merger.

**   These are hypothetical values using assumed market price appreciation rates as prescribed by the SEC.

*    The Long Term Incentive Plan provides awards contingent upon the achievement of performance objectives set by the
     C&P Committee over a three-year period.  The above grants (Column B) are for the three-year performance cycle which will end December 31, 1998.  The measures of performance under this Plan are: (1) Cash Value Added averaged over the three years of the performance period; (2) Cumulative Revenue over the three-year period, and (3) Total Investor
     Return relative to the Total Investor Return of four comparator groups.  These comparator groups are the Regional
     Holding Companies, Independent Telecommunications Companies, California Utilities and the S&P 500.  The performance targets are set by the C&P Committee based on the performance levels projected in the Corporation's business plan.



Awards are denominated in shares of Common Stock and dividend equivalents are paid during the performance period.  At the end of the period, awards may be paid either in shares of Common Stock or in cash (valued at the average price of the Common Stock for a ten-day period in January).

** A unit is based on one share of Common Stock.



PENSION PLANS

The Corporation has noncontributory pension plans (both tax-qualified and nonqualified) for salaried employees that provide a monthly pension for salaried employees, including officers. The plans for salaried employees were amended effective July 1, 1996 to incorporate a new cash balance benefit formula, increase the percentage of "Compensation" on which the benefit under the existing formula is based, and freeze the benefit accrued under the existing formula (the "transition benefit") at June 30, 1996. The new cash balance benefit is equal to the balance in a hypothetical cash balance account used to record an opening balance (the amount a participant would have accrued as of June 30, 1996 if the cash balance formula had been in place at the participant's hire date), basic allocations equal to 5% of a participant's monthly Compensation starting July 1, 1996, and monthly interest credits on the entire balance. In addition, a supplementary allocation based on monthly Compensation is credited to each officer s hypothetical cash balance account. The supplementary rate is designed to provide each officer employed on March 22, 1996 with a certain level of the total benefit that he or she would have received at age 65 under the pension plans in effect before the July 1, 1996 amendment. The transition benefit under the amended formula is equal to 2 percent of Compensation averaged over the five year period ending June 30, 1996 multiplied by the participant's years of service at that date (but not more than 30 years or, if greater, the participant's service at December 31,
1994). Depending on the time remaining to retirement, an officer's cash balance benefit may overtake his or her frozen transition benefit.

In addition to the cash balance benefit and transition benefit provided for all salaried employees employed on March 21, 1996, the pension plans offer a minimum benefit and  a restoration  benefit for officers  who satisfy  certain criteria. An individual who became an officer before January 25, 1992 is eligible for a minimum benefit equal to 45 percent of his or her average Compensation for the five-year period ending June 30, 1996, if the individual completes 10 years of service as an officer and leaves the Corporation in good standing as an officer at age 55 or later. The restoration benefit, which is designed to restore a percentage of the early retirement benefits available under the pension plans before the July 1, 1996 amendment, is provided for an individual serving as an officer on March 22, 1996 who completes 10 years of officer service and leaves the Corporation in good standing as an officer at age 55 or later. An officer hired after June 30, 1996, is eligible only for the cash balance benefit. If an officer is eligible for benefits under more than one formula, his or her benefits are determined under the formula that provides the greatest benefit at termination of employment.

The Compensation for purposes of determining an officer's accelerated transition benefit, and the monthly Compensation-based allocations under the cash balance benefit formula, is based on the officer's base salary and the target award under the Short Term Incentive Plan ("STIP"). A participant is fully vested in his or her pension after completing five years of service. Payment of a transition benefit before age 65 may be subject to an early payment discount, depending on the participant's age and service at termination of employment. No early payment discount applies to the cash balance benefit, which a participant may elect to take at termination or as of the first day of any later month.

Retirement is mandatory at age 65 for officers and other senior managers provided the individuals are covered by the provisions of Section 12(c)(1) of the Age Discrimination in Employment Act of 1967, as amended from time to time.

Pensions under the tax-qualified plan may be paid as a life annuity or joint and survivor annuity or a lump sum payment at retirement. Pensions under the qualified plan are not subject to offset or forfeiture. Pensions under the nonqualified plans for officers may be paid as life annuities, joint and survivor annuities, or ten-year certain annuities, subject to the discretion of the C&P Committee to determine another form of payment. The nonqualified pension benefits are subject to forfeiture or reduction in certain circumstances.

The annual average Compensation for the five-year period ending June 30, 1996 of Messrs. Quigley, Dorman, Fitzpatrick, Odgers, and Moberg, applicable to the transition benefit formula is $860,050, $826,750, $576,088, $486,250 and
$484,250 , respectively. The credited years of service at June 30, 1996 that will be used in calculating the transition pension benefit of Messrs. Quigley, Dorman, Fitzpatrick, Odgers, and Moberg, upon retirement at age 65 are 28, 2, 3, 9 and 33, respectively. Messrs. Quigley and Moberg meet the eligibility requirements under all benefit formulas available to officers under the pension plans, and their benefits will be determined under the formula that provides the greatest pension. Assuming Mr. Odgers continues as an officer for an additional year, he also will meet the eligibility requirements under all four benefit formulas for officers. The benefits of Messrs. Dorman and Fitzpatrick will be determined under the cash balance benefit formula, the transition benefit formula or restoration benefit formula, whichever provides the greatest benefit formula at termination of employment.


The following table shows the total annual straight life annuity pension benefits that would be received by an executive officer of the Corporation retiring today at age 65 under the transition benefit formula in the qualified and nonqualified plans. It assumes various specified levels of years of service at June 30, 1996 and of average annual Compensation during the five-year period ending June 30, 1996. The benefits shown in the table generally are not subject to offsets for Social Security benefits or other payments.

Average

Annual Compensation
During Five-Year
Period Ending 6/30/96

                     Years of Service Prior to Retirement

                    15           20          25           30           35
$...400,000   $120,000     $160,000    $200,000     $240,000     $280,000
    550,000    165,000      220,000     275,000      330,000      385,000
    700,000    210,000      280,000     350,000      420,000      490,000
    850,000    255,000      340,000     425,000      510,000      595,000
  1,000,000    300,000      400,000     500,000      600,000      700,000
  1,150,000    345,000      460,000     575,000      690,000      805,000


The 1996 Compensation of Messrs. Quigley, Dorman, Fitzpatrick, Odgers, and Moberg, for purposes of the monthly Compensation-based credits under the cash balance benefit formula in the qualified and nonqualified pension plans is $1,291,250, $849,500, $675,750, $546,250, and $546,250 respectively. The estimated annual benefits payable as a single life annuity upon retirement at age 65 for Messrs. Quigley, Dorman, Fitzpatrick, Odgers, and Moberg under the cash balance benefit formula are $929,114, $750,550, $465,874, $241,943, and
$324,573, respectively, assuming 8% annual interest and 4 percent annual pay increases.

DIRECTOR COMPENSATION

For service on the Board during 1996, directors who are not employees received an annual retainer of $25,000, a fee of $1,200 for each board meeting attended and $600 for participating in board teleconferences, a fee of $1,000 for each committee meeting attended and $500 for participation in committee teleconferences. Chairmen of the Audit Committee, C&P Committee, and Finance Committee of the Board of Directors each received an additional retainer of $5,000. Other nonemployee directors who chair committees (Corporate Public Policy Committee("CPCC"), Nominating, Pension and Savings Plan) received additional annual retainers of $4,000. Nonemployee directors may elect to defer the receipt of all or a part of their fees and retainers. These deferred amounts earn interest, compounded annually, at a rate determined by the Board. The rate for 1996 was equal to 8.2 percent. A trust has been established and assets have been contributed by the Corporation, consisting primarily of cash and other investments, from which benefits consisting of the deferrals and earnings on such deferrals described above may be paid. Under the provisions of the trust, a committee (consisting of the Chairman and all vice-chairmen of the Corporation) is required to issue irrevocable directions to the trustee upon a change in control, as defined in the trust. Since the approval of the merger with SBC by shareowners constituted a change in control for purposes of the trust, the committee issued directions to the trustee, generally dealing with the distribution of trust assets, which will become irrevocable upon the closing of the merger.

Directors who are also employees of the Corporation receive no additional remuneration for serving as directors or as members of committees of the Board. Directors are entitled to reimbursement for out-of-pocket expenses in connection with attendance at board and committee meetings.

Nonemployee directors are reimbursed for certain telecommunications services and equipment. The average cost per nonemployee director for telecommunications services and equipment provided during 1996 was $4,283. Employee directors receive similar services and equipment as part of their compensation as officers. The Corporation also provided nonemployee directors a travel accident insurance policy while on Corporation business at an aggregate cost of $450 in 1996 and a personal excess liability insurance policy at an aggregate cost of $4,450 in 1996. Under the 1994 Stock Incentive Plan (the "Stock Plan"), which was approved by the shareowners of the Corporation at the 1994 Annual Meeting, incumbent nonemployee directors receive an annual grant of 2,000 NSOs, subject to anti-dilution adjustments, at the conclusion of each Annual Meeting so long as they continue to serve on the Board. The exercise price for this annual stock option grant is equal to the fair market value of Common Stock on the date of grant. The NSOs become exercisable one year after the grant, or earlier, in the event of the director's death or total and permanent disability or in the event of a change in control of the Corporation. Under the terms of the Stock Plan, the NSOs granted to nonemployee directors became exercisable upon the approval by shareowners of the merger with SBC, which was considered a "change in control" under the Stock Plan. The NSOs expire upon the earlier of (1) ten years after the date of grant, (2) 60 months after the termination of the director's service due to retirement after serving at least three years, (3) 36 months after the termination of the director's service due to total and permanent disability, (4) 12 months after the director's death, or (5) three months after the termination of the director's service for any other reason.

The Stock Plan also provides for three annual grants of 400 shares of Common Stock, subject to anti-dilution adjustments, to nonemployee directors appointed or elected on or after January 1, 1994. For nonemployee directors appointed or elected after the 1994 Annual Meeting, the first grant occurred or will occur upon such director's first appointment or election to the Board. The second and third such grants will occur at the conclusion of the Annual Meeting of Shareowners in each of the two calendar years next following the calendar year of the first such grant. All such shares granted to nonemployee directors under the Stock Plan are 100 percent vested on the date of grant.

Finally, the Corporation's Board may implement provisions of the Stock Plan that permit a nonemployee director to elect to receive all or a portion of his or her annual retainer and meeting fees in the form of NSOs or stock units to be issued under the Stock Plan, provided the election is made at least six months before such fees are payable.

On January 26, 1996, the Corporation's Board approved revisions to the Pacific Telesis Group Outside Directors' Retirement Plan (the "Retirement Plan"). These revisions limit participation in the Retirement Plan to nonemployee directors who commenced service prior to January 26, 1996 and limit the credit for service under the Retirement Plan for purposes of calculating pension benefits to years of service as of May 1, 1996. Effective January 26, 1996, the Corporation's Board also adopted a new plan which will provide benefits for nonemployee directors at retirement in a form more closely linked to shareowners' interests. Under the Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan (the "DSU Plan"), nonemployee directors who begin service on or after January 26, 1996 will be granted 400 deferred stock units on the date of the Annual Meeting of Shareowners in each year after completing three years' service. Each unit represents the cash value of one share of Common Stock. All nonemployee directors who had accrued a pension equal to 100 percent of the retainer under the Retirement Plan elected prior to May 2, 1996 to convert the present value of their accrued pension under the Retirement Plan to deferred stock units under the new DSU Plan.

Nonemployee directors with a partial accrued pension elected prior to May 2, 1996 to no longer participate in the Retirement Plan and convert to the DSU Plan. These nonemployee directors were granted deferred stock units equivalent to the present value of their accrued pension and future pension accruals as of May 1, 1996. The units attributable to the accrued pension are fully vested, while the units attributable to future accruals vest pro rata in annual increments over the periods from May 2, 1996, to the date when the director completes seven years of service.

Dividend equivalents will accrue on all deferred stock units granted under the DSU Plan.

Deferred stock units will normally be settled as soon as reasonably practicable after a director's service terminates. The deferred stock units will be settled by paying the director a lump sum in cash, unless the director has made a prior election to receive five or ten equal annual installments. The amount of the cash settlement will be equal to the number of vested deferred stock units held by the director, including dividend equivalents converted into stock units, multiplied by the closing price of the Corporation's Common Stock for the trading day coinciding with or next preceding the director's last day of service.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL ARRANGEMENTS

The Corporation has entered into employment agreements with certain officers, including Messrs. Quigley, Dorman, Fitzpatrick, Odgers and Moberg which provide for payments in the event of an involuntary termination of employment. Such agreements do not have a fixed term and may be terminated upon three years notice. The agreements will automatically terminate upon the voluntary resignation of the officer. The amount of the payments depends on whether the involuntary termination occurs within three years after a "change in control." For purposes of the agreements, shareowner approval of the merger with SBC constituted a change in control. If an officer's employment is involuntarily terminated for some reason other than cause, death or disability, whether or not there has been a change in control, the Corporation will make payments that include (i) a lump sum cash payment equal to (x) 1/12 of base compensation in effect on the date of termination, multiplied by (y) the lesser of 36 or the number of months remaining until normal retirement date,
(ii) continuation of  life insurance and health benefits until  the earlier of
(a) the first anniversary of the date of termination, (b) death, or (c) normal retirement date, (iii) payment of 100% of the Standard Award under the Short Term Incentive Plan ("STIP") applicable for the calendar year of termination and, if all Units under the Long Term Incentive Plan ("LTIP") are forfeited upon termination, the Corporation will also pay an amount equal to the fair market value of a share of the Corporation's Common Stock on the date of termination multiplied by the number of LTIP Units granted to the officer for the performance period ending with the calendar year of termination, and (iv) compensation for any nonstatutory stock options or SARs which terminate upon termination of employment in an amount equal to the difference between the fair market value of the Corporation's Common Stock at the date of termination and the option price (in the case of SARs, the difference between such fair market value and the option price at which the stock option related to the SAR was granted). If an officer's employment is involuntarily terminated by reason of death, disability or cause, no compensation is payable under the employment agreement.

Such employment agreements also provide that upon an involuntary termination (including a "constructive termination," which is defined as a material change in responsibilities, a material reduction in salary or benefits or a requirement to relocate within three years after a "change in control"), the officer shall receive a severance payment, in addition to the payments described in the preceding paragraph, when applicable, equal to the sum of (x) an amount equal to 200% of the Standard Award (within the meaning of the STIP) for the officer's position rate as of the date of termination, plus (y) an amount equal to (i) the fair market value of a share of the Corporation's
Common Stock on the date of termination, multiplied by (ii) the number of Units (within the meaning of the LTIP) granted to the officer for the two performance periods ending with the two calendar years following the year of termination. In addition, the officer is entitled to three years of continuation coverage (or, if earlier, until normal retirement date (as defined in the agreement) in the basic and supplemental group term life insurance plan and the health care plan for management employees (as if the officer were still an active employee).

Without regard to any other provision of the employment agreements, in the event that the Corporation's auditors determine that any portion of the payments to be made under the agreement is nondeductible by the Corporation because of Code Section 280G of the Internal Revenue Code, payments under the agreements will be reduced to the extent of the nondeductible amount.

In addition to the provisions of the employment agreements described above, the Corporation has also entered into a supplemental benefit agreement with Mr. Odgers under which, if he voluntarily terminates his employment, he would receive a pension (payable in any of the forms available under the nonqualified pension plans) equal to a percentage (increasing ratably for each month of employment, beginning with 35 percent and ending with 45 percent in the event of termination on or after October 1997) of his average annual compensation (including base salary and the target award under the STIP) during the final five years of employment. The agreement further provides that if Mr. Odgers is involuntarily terminated, or if his position or compensation is materially reduced, he would receive a pension equal to 45 percent of his average annual compensation during his final five years of employment. Any payments to Mr. Odgers under this agreement would be offset by benefits payable to him under the qualified and nonqualified pension plans of the Corporation described under "Pension Plans" in the above discussion. In addition to the provisions of the employment agreements described above, the Corporation has agreed to provide certain supplemental pension benefits to Mr. Dorman if he terminates employment after completing five years of service. The Corporation has agreed that Mr. Dorman would receive a supplemental pension benefit of 2.45 percent of his average annual compensation (including base salary and the target award under the STIP) during the final five years of employment multiplied by his years of service. Mr. Dorman's total pension would be limited to a maximum of 50 percent, would be payable in any of the forms available under the nonqualified pension plans and would not be discounted for early payment. Any payments to Mr. Dorman under this agreement would be offset by benefits payable to him under the qualified and nonqualified pension plans of the Corporation described under "Pension Plans" in the above discussion.

In addition to the agreements described above, SBC Communications Inc. has entered into a retention agreement with Mr. Quigley that is intended to encourage him to remain employed with the Corporation during the critical transition period that would follow the close of the merger with SBC. Under this agreement, Mr. Quigley has agreed to continue serving as President and Chief Executive Officer of the Corporation for up to thirty-six months following the merger unless extended by mutual agreement, but in no event less than twelve months following the merger. During such time as Mr. Quigley continues to serve in those positions, he will also serve as Vice Chairman of SBC. Mr. Quigley will also serve on the SBC Board of Directors and be appointed to appropriate committees of that Board. If Mr. Quigley s employment terminates prior to the end of the thirty-six month period, the agreement provides that he will continue to make himself available to provide consulting services for SBC. Upon Mr. Quigley s retirement, he will be entitled to the severance payments under his employment agreement described above. Upon his retirement, Mr. Quigley also will be provided with office space and secretarial services as have been provided in the past to other former Chairmen of the Corporation upon their retirement.

In addition to the agreements described above, the Corporation has entered into retention agreements with Messrs. Odgers and Moberg that are intended to encourage them to remain employed with the Corporation during the critical transition period that would follow the close of the merger with SBC. Under this agreement, Mr. Odgers has agreed to continue working for twelve months following the merger (unless extended or otherwise changed by mutual agreement), at which time he will retire and he will be entitled to the severance payments under his employment agreement described above. However, in no event will Mr. Odgers retirement date be earlier than November 17, 1997. Upon his retirement, Mr. Odgers will be entitled to have the amount of his nonqualified pension payments calculated using the more favorable interest rate that was applicable to lump sum pension cashout payments during 1996, under terms substantially similar to the Cashout Factor Extension Program that was used during 1996 in order to retain several hundred key managers in the Corporation and its subsidiaries. Following his retirement, Mr. Odgers has agreed to provide consulting services in the areas of regulatory, legal and external affairs for an indefinite period of time, pursuant to an agreement with the Corporation. Under this consulting agreement, Mr. Odgers would be paid a monthly retainer of $15,600, using a daily rate of $2,600. A similar retention agreement has been entered into with Mr. Moberg, under which he has agreed to continue working during the twelve months that would follow the closing of the merger, at which time he will retire (unless he retires at an earlier date or the date is extended or otherwise changed by mutual agreement), and he will be entitled to the severance payments under his employment agreement described above. Mr. Moberg will also receive the cashout factor extension program benefit for officers upon his termination. Similarly, Mr. Moberg has agreed to provide certain consulting services to the Corporation related to the Telephone Pioneers of America for a period beginning upon his retirement and ending June 30, 1999, and will receive compensation of $31,500 per month during the term of the agreement.

The Corporation also has an Executive Deferral Plan pursuant to which officers may elect to defer the receipt of all or a part of certain specified compensation payments (including base salary, STIP, LTIP and bonus payments). These deferred amounts earn interest compounded annually at a rate determined by the C&P Committee. The rate for 1996 was equal to 8.2 percent. A trust has been established and assets have been contributed by the Corporation, consisting of cash and other investments, from which benefits for officers under the Executive Deferral Plan may be paid. This trust requires that the C&P Committee issue irrevocable instructions to the trustee upon a change in control. The shareowner approval of the merger with SBC constituted a change in control for purposes of the trust. The C&P Committee has issued irrevocable instructions to the trustee, generally dealing with the distribution of trust assets, which become effective upon closing of the merger. A similar trust (with the contribution of assets in a similar manner) has also been established from which various nonqualified executive retirement or pension benefits may be paid. This trust generally includes restrictions regarding changes to the trust for three years following change in control and includes a requirement that the Corporation will contribute sufficient assets to the trust to fully fund benefit payments upon a change in control. No additional funding was required following the change in control, which occurred upon shareowner approval of the merger.

COMPENSATION AND PERSONNEL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the C&P Committee during 1996 were: Frank C. Herringer, Lewis E. Platt, Gilbert F. Amelio, S. Donley Ritchey and Richard Rosenberg. No current or former officer of the Corporation serves on the C&P Committee and there were no "interlocks" as defined by the SEC in 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of Common Stock as of February 28, 1997 by the directors, and the Named Executive Officers, and all directors and executive officers as a group (including shares acquired under the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees, the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried and Nonsalaried Employees ("LESOP") and the ESOP as of December 31, 1996). The total number of shares of Common Stock beneficially owned by the group is less than one percent of the class outstanding.

Name of Beneficial Owner    Amount and Nature of        Exercisable Options*
                            Beneficial Ownership
--------------------------------------------------------------------------
G. F. Amelio                  1,834                         2,000
W. P. Clark                   2,054 (1)                    10,000
D. W. Dorman                    173                       136,000
M. J. Fitzpatrick               258                       108,000
H. E. Gallegos                2,677                        10,000
F. C. Herringer               3,204 (1)(2)                  6,000
M. S. Metz                    2,575 (1)                    10,000
J. R. Moberg                  3,961                        88,000
R. W. Odgers                  2,442                        88,000
L. E. Platt                   1,222                         6,000
P. J. Quigley                 7,848 (1)                   327,000
T. Rembe                      2,344                         9,000
S. D. Ritchey                 3,711 (1)                    10,000
R. M. Rosenberg               2,200 (1)                     4,000

All directors and executive
officers as a group
(16 persons)                  38,829 (3)                  840,000


(1) Includes the following shares of the Corporation's Common Stock in which the named persons share voting and investment power: Mr. Clark, 600 shares; Mr. Herringer, 3,200 shares; Dr. Metz, 348 shares; Mr. Quigley, 3,520 shares; Mr. Ritchey, 3,711 shares; and Mr. Rosenberg, 400 shares.

(2) Includes four shares beneficially owned by spouse, for which beneficial ownership is disclaimed.

(3) Includes 640 shares beneficially owned by a spouse and acquired under the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees, the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried and Nonsalaried Employees ("LESOP") and the

    ESOP (as of December 31, 1996), for which beneficial ownership is disclaimed. See also Notes (1) and (2) above.

* Includes options which are exercisable within 60 days after February 28, 1997.

As of February 28, 1997, there were no persons known to the Corporation to be beneficial owners of more than five percent of the Corporation's Common Stock.

Item 13.  Certain Relationships and Related Transactions.

Members of Messrs. Gallegos' and Quigley's immediate families were employed by Pacific Bell, a subsidiary of the Corporation, and were paid a total of $210,000 in 1996. Amounts paid to these employees are comparable to compensation paid to other employees performing similar job functions.

In 1996, the Corporation and its subsidiaries obtained legal services from the law firm of Pillsbury Madison & Sutro LLP, of which Ms. Rembe is a member, on terms which the Corporation believes were as favorable as would have been obtained from unaffiliated parties.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  Documents filed as part of the report:

          (1)  Financial Statements:                                   Page

               Report of Management ...............................     48

               Report of Independent Accountants ..................     50

               Financial Statements:

                    Consolidated Statements of Income .............     51

                    Consolidated Balance Sheets ...................     53

                    Consolidated Statements of Shareowners'
                      Equity ......................................     55

                    Consolidated Statements of Cash Flows .........     57

                    Notes to Consolidated Financial
                      Statements ..................................     59

                    Quarterly Financial Data ......................     94

          (2)  Financial Statement Schedule:

               II - Valuation and Qualifying Accounts ............     121

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

          Exhibit
          Number                       Description
          -------                      -----------

            2 Agreement and Plan of Merger among Pacific Telesis Group, SBC Communications, Inc. and SBC Communications (NVI, Inc.), dated as of April 1, 1996 (Exhibit 2 to Form 8-K filed April 1, 1996).

            3a Articles of Incorporation of Pacific Telesis Group, as amended to June 17, 1988 (Exhibit 3a to Registration Statement No. 33-24765).

            3b        By-Laws of  Pacific Telesis  Group, as amended  April 1,
                      1996.

            4a Rights Agreement, dated as of September 22, 1989, between Pacific Telesis Group and The First National Bank of Boston, as successor Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate (Exhibits 1 and 2 to Form SE filed September 25, 1989 as part of Form 8-A).

                      4a(i) Amendment to Rights Agreement, dated as of April 1, 1996.

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

                      10e(i)    Amendment  No.  3   to  Separation   Agreement
                                effective as of April 1, 1994 (Exhibit 10e(i) to Form 10-K for 1994).

            10aa Pacific Telesis Group Short Term Incentive Plan (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, including Pacific Telesis Group's 1994 Consolidated Financial Statements filed March 13, 1995).

                      10aa(i)   Resolution   amending   the  Plan,   effective
                                November 15, 1996.

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

                      10cc(i)   Resolutions   amending  the   Plan,  effective
                                April 1, 1994 (Exhibit 10cc(i) to Form 10-K for 1993).

            10dd Pacific Telesis Group Executive Disability and Survivor Protection Plan, as amended and restated effective July 1, 1995 (Exhibit 10dd to Form 10-K for 1995).

            10ee Pacific Telesis Group Senior Management Transfer Program (Exhibit 10ee to Registration Statement No. 2-87852).

            10ff      Pacific  Telesis  Group   Senior  Management   Financial
                      Counseling   Program   (Exhibit  10ff   to  Registration
                      Statement No. 2-87852).

            10gg Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors.

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

            10kk      Pacific  Telesis  Group   Executive  Supplemental   Cash
                      Balance Pension Plan as amended and restated as of July 1, 1996.

            10ll Pacific Telesis Group Executive Deferral Plan as amended and restated December 1, 1995 (Exhibit 10ll to Form 10-K for 1995).

            10mm Description of Pacific Telesis Group Personal Umbrella Liability Insurance (Exhibit 10mm to Form 10-K for
                      1994).

            10nn      Pacific   Telesis   Group   1996    Executive   Deferred
                      Compensation Plan.

            10oo Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan (Exhibit 10oo to Form 10-K for 1995).

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

                      10pp(i) Schedule to Exhibit 10pp (Exhibit 10pp(i) to Form 10-K for 1993).

                      10pp(ii)  Employment   contracts   for  certain   senior
                                officers of Pacific Telesis Group (Exhibit 10pp(ii) to Form 10-K for 1993).

                      10pp(iii) Employment  contract  for  senior  officer  of
                                Pacific Telesis Group (Exhibit 10pp(iii) to Form 10-Q for the quarter ended September 30,
                                1994).

                      10pp(iv)  Employment   contract   for   certain   senior
                                officers of Pacific Telesis Group (Exhibit 10pp(iv) to Form 10-K for 1994).

                      10pp(v)   Supplemental  Benefit   Agreement  for  senior
                                officer of Pacific Telesis Group (Exhibit 10pp(v) to Form 10-K for 1995).

                      10pp(vi)  Executive   supplemental   benefit   agreement
                                (Exhibit 10rr to Form 10-K for 1993).

                      10pp(vii) Agreements  for  certain  senior  officers  of
                                Pacific Telesis Group.

            10qq      Pacific   Telesis   Group   1996   Director's   Deferred
                      Compensation Plan.

            10rr      [Intentionally omitted]

            10ss Pacific Telesis Group Outside Directors' Retirement Plan, as amended and restated effective January 26, 1996 (Exhibit 10ss to Form 10-K for 1995).

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

                      10uu(ii)  Amendment  to Trust Agreement No. 1, effective

                                May 28, 1993 (Exhibit 10uu(ii) to Form 10-K for 1993).

                      10uu(iii) Amendment to Trust Agreement No.  1, effective
                                November  15,  1993   (Exhibit  10uu(iii)   to
                                Form 10-K for 1993).

                      10uu(iv) Amendment to Trust Agreement No. 1, effective September 1, 1993 and November 22, 1996.

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

                      10vv(ii) Amendment to Trust Agreement No. 2, effective May 28, 1993 (Exhibit 10vv(ii) to Form 10-K for 1993).

            10ww Trust Agreement No. 3 between Pacific Telesis Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Exhibit 10kk(iv) to Form 10-K for 1993).

                      10ww(i) Amendment to Trust Agreement No. 3, effective November 22, 1996.

            11        Computation of Earnings per Common Share.

            12        Ratio of Earnings to Fixed Charges.

            18        Preferability Letter on Discretionary Accounting Change.

            21        Subsidiaries of Pacific Telesis Group.

            23        Consent of Independent Accountants.

            24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

            27        Financial Data Schedule.

            99a Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees for the year 1996 (To be filed as an amendment within 180 days).

            99b Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried

                      Employees for the year 1996 (To be filed as an amendment within 180 days).

The Corporation will furnish to a security holder upon request a copy of any exhibit at cost.

  (b) Reports on Form 8-K:
        No reports on Form 8-K were filed in the fourth quarter of 1996.

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

                             DATE:  March 31, 1997

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

DATE:  March 31, 1997

                                                                  Sheet 1 of 3

                           PACIFIC TELESIS GROUP AND
                                 SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)

---------------------------------------------------------------------------
    COL. A         COL. B            COL. C           COL. D     COL. E
---------------------------------------------------------------------------

Allowance for Doubtful Accounts
-------------------------------
                                    Additions
                              --------------------
                                  (1)        (2)
                              Charged to   Charged
                 Balance at    Costs and  to Other             Balance at
                End of Prior   Expenses   Accounts  Deductions   End of
                   Period         (a)        (b)        (c)      Period
---------------------------------------------------------------------------
Year 1996           $132         $132       $217       $318       $163
Year 1995           $134         $167       $147       $316       $132
Year 1994           $138         $151       $143       $298       $134
===========================================================================

Reserve for Discontinuing Real Estate Operations
------------------------------------------------

                                    Additions

                             --------------------
                                  (1)        (2)
                 Balance at   Charged to   Charged             Balance at
                End of Prior   Costs and  to Other               End of
                   Period      Expenses   Accounts  Deductions   Period
---------------------------------------------------------------------------
Year 1996            $ 32         $  0        $0       $ 19       $ 13
Year 1995            $ 51         $  0        $0       $ 19       $ 32
Year 1994            $338         $  0        $0       $287       $ 51
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

                                                                  Sheet 2 of 3

                    PACIFIC TELESIS GROUP AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)


---------------------------------------------------------------------------
    COL. A         COL. B            COL. C           COL. D     COL. E
---------------------------------------------------------------------------

Reserve for Restructuring
-------------------------

                                    Additions
                              --------------------
                                  (1)        (2)
                 Balance at   Charged to   Charged             Balance at
                End of Prior   Costs and  to Other  Deductions   End of
                   Period      Expenses   Accounts      (d)      Period
---------------------------------------------------------------------------
Year 1996            $  228       $  0        $ 0       $131     $   97
Year 1995            $  819       $  0        $ 0       $591     $  228
Year 1994            $1,097       $  0        $ 0       $278     $  819
===========================================================================

Various Other Reserves
----------------------

                                    Additions
                              --------------------
                                  (1)
                              Charged to     (2)
                 Balance at    Costs and   Charged             Balance at
                End of Prior   Expenses   to Other               End of
                   Period         (e)     Accounts  Deductions   Period
---------------------------------------------------------------------------
Year 1996               $66       $ 43        $ 0        $ 6     $  103
Year 1995               $68       $  0        $ 0        $ 2     $   66
Year 1994               $90       $  0        $ 0        $22     $   68
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

(d) The 1996, 1995 and 1994 amounts reflect ($64), $219 and $62 million of costs, respectively, for enhanced retirement benefits paid from pension fund assets which do not require current outlays of the Corporation's funds. The 1996 reversal of $64 million resulted from revised estimates of these retirement costs.

(e) In the fourth quarter 1996, the Corporation established a reserve of $43 million to reflect the restructuring of portions of its video-related business.



--------------------

        TELESIS(R) is a registered trademark of Pacific Telesis Group.

                                 EXHIBIT INDEX

Exhibits identified in parentheses below as on file with the SEC are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8609. All management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are filed as Exhibits 10aa through 10ww.


    Exhibit
    Number                       Description
    -------                      -----------

       2 Agreement and Plan of Merger among Pacific Telesis Group, SBC Communications, Inc. and SBC Communications (NVI, Inc.), dated as of April 1, 1996 (Exhibit 2 to Form 8-K filed April 1,
               1996).
       3a Articles of Incorporation of Pacific Telesis Group, as amended to June 17, 1988 (Exhibit 3a to Registration Statement No. 33-24765).

       3b      By-Laws of Pacific Telesis Group, as amended April 1, 1996.

       4a Rights Agreement, dated as of September 22, 1989, between Pacific Telesis Group and The First National Bank of Boston, as successor Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate (Exhibits 1 and 2 to Form SE filed September 25, 1989 as part of Form 8-A).

               4a(i)     Amendment to  Rights Agreement, dated as  of April 1,
                         1996.

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

               10e(i) Amendment No. 3 to Separation Agreement effective as of April 1, 1994 (Exhibit 10e(i) to Form 10-K for
                         1994).

       10aa Pacific Telesis Group Short Term Incentive Plan (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, including Pacific Telesis Group's 1994 Consolidated Financial Statements filed March 13, 1995).

               10aa(i)   Resolution amending the  Plan, effective November 15,
                         1996.

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

               10cc(i) Resolutions amending the Plan, effective April 1, 1994 (Exhibit 10cc(i) to Form 10-K for 1993).

       10dd    Pacific   Telesis  Group  Executive   Disability  and  Survivor
               Protection Plan, as amended and restated effective July 1, 1995 (Exhibit 10dd to Form 10-K for 1995).

       10ee    Pacific   Telesis  Group  Senior  Management  Transfer  Program
               (Exhibit 10ee to Registration Statement No. 2-87852).

       10ff Pacific Telesis Group Senior Management Financial Counseling Program (Exhibit 10ff to Registration Statement No. 2-87852).

       10gg    Pacific   Telesis  Group   Deferred   Compensation   Plan   for
               Nonemployee Directors.

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

               10jj(i) Resolutions amending the Plan, effective January 1, 1995 (Attachment A to Pacific Telesis Group's 1995 Proxy Statement including Pacific Telesis Group 1994 Consolidated Financial Statements filed March 13,
                         1995).

       10kk Pacific Telesis Group Executive Supplemental Cash Balance Pension Plan as amended and restated as of July 1, 1996.

       10ll Pacific Telesis Group Executive Deferral Plan as amended and restated December 1, 1995 (Exhibit 10ll to Form 10-K for 1995).

       10mm    Description   of  Pacific   Telesis  Group   Personal  Umbrella
               Liability Insurance (Exhibit 10mm to Form 10-K for 1994).

       10nn    Pacific  Telesis  Group  1996  Executive  Deferred Compensation
               Plan.

       10oo Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan (Exhibit 10oo to Form 10-K for 1995).

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

               10pp(i) Schedule to Exhibit 10pp (Exhibit 10pp(i) to Form 10-K for 1993).

               10pp(ii) Employment contracts for certain senior officers of Pacific Telesis Group (Exhibit 10pp(ii) to Form 10-K for 1993).

               10pp(iii) Employment  contract for  senior  officer of  Pacific
                         Telesis Group (Exhibit 10pp(iii) to Form 10-Q for the quarter ended September 30, 1994).

               10pp(iv) Employment contract for certain senior officers of Pacific Telesis Group (Exhibit 10pp(iv) to Form 10-K for 1994).

               10pp(v) Supplemental Benefit Agreement for senior officer of Pacific Telesis Group (Exhibit 10pp(v) to Form 10-K for 1995).

               10pp(vi) Executive supplemental benefit agreement (Exhibit 10rr to Form 10-K for 1993).

               10pp(vii) Agreements  for certain  senior  officers of  Pacific
                         Telesis Group.

       10qq    Pacific  Telesis Group  1996  Director's Deferred  Compensation
               Plan.

       10rr    [Intentionally omitted]

       10ss Pacific Telesis Group Outside Directors' Retirement Plan, as amended and restated effective January 26, 1996 (Exhibit 10ss to Form 10-K for 1995).

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

               10uu(ii) Amendment to Trust Agreement No. 1, effective May 28, 1993 (Exhibit 10uu(ii) to Form 10-K for 1993).

               10uu(iii) Amendment   to  Trust  Agreement   No.  1,  effective
                         November 15, 1993 (Exhibit 10uu(iii) to Form 10-K for
                         1993).

               10uu(iv)  Amendment  to  Trust   Agreement  No.  1,   effective
                         September 1, 1993 and November 22, 1996.

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

               10vv(ii) Amendment to Trust Agreement No. 2, effective May 28, 1993 (Exhibit 10vv(ii) to Form 10-K for 1993).

       10ww Trust Agreement No. 3 between Pacific Telesis Group and Bankers Trust Company in connection with the Corporation's executive supplemental pension benefits (Exhibit 10kk(iv) to Form 10-K for 1993).

               10ww(i)   Amendment  to   Trust  Agreement  No.   3,  effective
                         November 22, 1996.

       11      Computation of Earnings per Common Share.

       12      Ratio of Earnings to Fixed Charges.

       18      Preferability Letter on Discretionary Accounting Change.

       21      Subsidiaries of Pacific Telesis Group.

       23      Consent of Independent Accountants.

       24 Powers of Attorney executed by Directors and Officers who signed this Form 10-K.

       27      Financial Data Schedule.

       99a Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees for the year 1996 (To be filed as an amendment within 180 days).

       99b Annual Report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1996 (To be filed as an amendment within 180 days).