Form 10-Q
period 1997-03-31
PACIFIC TELESIS GROUP
filed 1997-05-09
CIK 732716

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                     For the period ended March 31, 1997

                                      or

      |_|         Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the transition period from       to

                        Commission File Number 1-8609

                            PACIFIC TELESIS GROUP

              Incorporated under the laws of the State of Nevada
               I.R.S. Employer Identification Number 94-2919931

              130 Kearny Street, San Francisco, California 94108
                       Telephone Number: (415) 394-3000


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SBC COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PACIFIC TELESIS GROUP
----------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
----------------------------------------------------------------------------------
                                                            Three months ended
                                                                 March 31,
                                                  --------------------------------
                                                             1997            1996
----------------------------------------------------------------------------------
Operating Revenues
Local service                                              $1,037         $   979
Network access                                                662             638
Long-distance service                                         309             317
Directory advertising                                         363             307
Other                                                         164             137
----------------------------------------------------------------------------------
Total operating revenues                                    2,535           2,378
----------------------------------------------------------------------------------
Operating Expenses
Cost of services and products                                 886             886
Selling, general and administrative                           473             404
Depreciation and amortization                                 491             465
----------------------------------------------------------------------------------
Total operating expenses                                    1,850           1,755
----------------------------------------------------------------------------------
Operating Income                                              685             623
----------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                             (92)            (93)
Other income (expense) - net                                 (13)             (4)
----------------------------------------------------------------------------------
Total other income (expense)                                (105)            (97)
----------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative
  Effect of Accounting Change                                 580             526
----------------------------------------------------------------------------------
Income taxes                                                  228             210
----------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting
  Change                                                      352             316
----------------------------------------------------------------------------------
Cumulative Effect of Accounting Change, net of tax              -              85

----------------------------------------------------------------------------------
Net Income                                                $   352         $   401
----------------------------------------------------------------------------------
Earnings Per Common Share:
Income before Cumulative Effect of Accounting
 Change                                                   $  0.82         $  0.74
Cumulative Effect of Accounting Change, net of tax              -            0.20

----------------------------------------------------------------------------------
Net Income                                                $  0.82         $  0.94
----------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)                            428             428
----------------------------------------------------------------------------------
Dividends Declared Per Common Share                        $0.315          $0.545
----------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

PACIFIC TELESIS GROUP
---------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
---------------------------------------------------------------------------------
                                                           March 31,    December
                                                                             31,
                                                        -------------------------
                                                             1997           1996
---------------------------------------------------------------------------------
Assets                                                   (Unaudited)
Current Assets
Cash and cash equivalents                              $      113  $          72
Accounts receivable - net of allowances for
uncollectibles of  $176 and $163                            2,155          2,109
Prepaid expenses                                               70             52
Deferred charges                                               31             45
Other current assets                                          139            196
---------------------------------------------------------------------------------
Total current assets                                        2,508          2,474
---------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                    29,531         29,032
 Less: Accumulated depreciation and amortization           17,248         16,959
---------------------------------------------------------------------------------
Property, Plant and Equipment - Net                        12,283         12,073
---------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated Amortization of     1,124           1,108
$4 and  $4
---------------------------------------------------------------------------------
Other Assets                                                  815            953
---------------------------------------------------------------------------------
Total Assets                                           $   16,730  $      16,608
---------------------------------------------------------------------------------

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                          $    1,115  $         613
Accounts payable and accrued liabilities                    2,455          2,779
Dividends payable                                             140            135
---------------------------------------------------------------------------------
Total current liabilities                                   3,710          3,527
---------------------------------------------------------------------------------
Long-Term Debt                                              5,431          5,424
---------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Postemployment benefit obligation                           2,455          2,250
Unamortized investment tax credits                            232            243
Other noncurrent liabilities                                  911          1,391
---------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities     3,598          3,884
---------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------
Corporation-obligated mandatorily redeemable preferred      1,000          1,000
securities of subsidiary trusts*
---------------------------------------------------------------------------------
Shareowners' Equity
Common shares issued ($1 par value)                            43             43
Capital in excess of par value                              3,490          3,501
Retained earnings (deficit)                                 (267)          (479)
Deferred compensation - LESOP                               (145)          (161)
Treasury shares (at cost)                                   (130)          (131)
---------------------------------------------------------------------------------
Total shareowners' equity                                   2,991          2,773
---------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity              $   16,730  $      16,608
---------------------------------------------------------------------------------

* The trusts contain assets of $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
See Notes to Consolidated Financial Statements.

PACIFIC TELESIS GROUP
-------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in millions, increase (decrease) in cash and
cash equivalents
(Unaudited)
-------------------------------------------------------------------------------------
                                                            Three months ended
                                                                 March 31,
                                                       ------------------------------
                                                                   1997         1996
-------------------------------------------------------------------------------------
Operating Activities
Net income                                                  $       352  $       401

Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                    491          465
   Undistributed losses from investments in equity
   affiliates                                                         6            8
   Provision for uncollectible accounts                              58           48
   Amortization of investment tax credits                           (11)         (12)
   Deferred income taxes                                            109           21
   Cumulative effect of accounting change                             -          (85)
   Other - net                                                     (719)        (339)
-------------------------------------------------------------------------------------
Total adjustments
                                                                   (66)          106
-------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities
                                                                    286          507
-------------------------------------------------------------------------------------

Investing Activities

Construction and capital expenditures                              (601)        (486)
Investments in affiliates                                            (8)         (18)
Other                                                                 -            7
-------------------------------------------------------------------------------------
Net Cash Used in Investing
Activities                                                         (609)        (497)
-------------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                                 499        (619)
Issuance of trust originated preferred securities                     -         500
Issuance of long-term debt                                            8         346
Dividends paid                                                     (135)       (233)
Other                                                                (8)        (15)
-------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                 364         (21)
-------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 41         (11)
-------------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                          72          76
-------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                     $       113  $       65
-------------------------------------------------------------------------------------

Cash paid during the three months ended March 31 for:
    Interest                                                $        167  $      121

    Income taxes                                            $         33  $        -


See Notes to Consolidated Financial Statements.

PACIFIC TELESIS GROUP
---------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
---------------------------------------------------------------------------------


                                       Capital   Retained  Deferred
                                          in
                               Common  Excess of Earnings  CompensationTreasury
                               Shares  Par Value (Deficit)  -LESOP      Shares
---------------------------------------------------------------------------------
Balance, December 31, 1995   $     43 $  3,498  $  (982)  $    (242)    $   (127)

Net income                          -        -      401            -            -
Dividends to shareowners            -        -     (231)           -            -
Reduction of deferral associated
with Employee Stock Ownership
Plans                               -        -         -          20            -

Other                               -        2        1            -            -
---------------------------------------------------------------------------------

 Balance, March 31, 1996      $    43 $  3,500  $  (811)  $     (222)   $   (127)
---------------------------------------------------------------------------------


Balance, December 31, 1996   $    43 $  3,501  $  (479) $      (161) $ $   (131)

Net income                         -        -       352           -            -

Dividends to shareowners           -        -     (140)           -            -

Reduction of deferral associated
with Employee Stock Ownership
Plans                              -        -         -          16            -

Issuance of treasury shares        -        -         -           -            1

Other                              -     (11)         -           -            -
---------------------------------------------------------------------------------

Balance, March 31, 1997      $    43 $  3,490  $  (267)  $    (145)  $ $   (130)
---------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                       * * *
                                         *


SELECTED FINANCIAL AND OPERATING DATA


At March 31, or for the three months then                      1997         1996
ended:
                                                          ----------------------

  Return on weighted average shareowners' equity             48.37%       52.11%

  Debt ratio                                                 62.12%       67.53%

  Network access lines in service(000)                       16,588       15,967

  Access minutes of use (000,000)                            17,088       15,826

  Number of employees                                        50,510       48,780

------------------------------------------------------------------------------

------------------------------------------------------------------------------

PACIFIC TELESIS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. BASIS OF PRESENTATION - The consolidated financial statements have been prepared by Pacific Telesis Group (PAC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in PAC's 1996 Annual Report on Form 10-K (the Form 10-K) filed with the Securities and Exchange Commission.

    Prior to January 1, 1996, Pacific Bell Directory (a subsidiary of Pacific Bell and an indirect subsidiary of PAC) recognized revenues and expenses related to publishing directories in California using the "amortization" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "issue basis" method, revenues and expenses are recognized when the directories are issued. The change to the issue basis method was made because it is the method generally followed in the publishing industry and better reflects the operating activity of the business.

    The change was adopted during fourth quarter 1996. The cumulative after-tax effect of applying the change in method to prior years was recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85, or $.20 per share. The gain is net of deferred taxes of $58. The first three quarters of 1996 were restated in the Form 10-K to reflect the new method.

    In 1996, management amended the salaried pension plan, which changed from a final pay plan to a cash balance plan. Under the transition to the new plan, some retirees elected to receive lump-sum payments in settlement of the pension liability. These lump-sum payments in the first quarter of 1997 exceeded the projected service and interest cost. PAC recognized a gain on these settlements in first quarter 1997 that increased net income by $90, or $.21 per share.

2. CONSOLIDATION - The consolidated financial statements include the accounts of PAC and its majority-owned subsidiaries. PAC's subsidiaries include, but are not limited to, Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell, which are collectively referred to as the Telephone Companies. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method.

PACIFIC TELESIS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) continued Dollars in Millions except per share amounts


3. MERGER - On April 1, 1997, SBC Communications Inc. (SBC) and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock was exchanged for 0.73145 of a share of SBC common stock (equivalent to approximately 313 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction will be accounted for as a pooling of interests and a tax-free reorganization.

       PAC's results will include merger transaction costs and the effects of changes applied retroactively to conform accounting methodologies between PAC and SBC for, among other items, pensions and other postretirement benefits. These changes will result in a net benefit to be recorded by PAC in the second quarter of 1997, retroactive to January 1, 1997, as a cumulative effect of accounting changes of $322, net of tax. Also, PAC will record in the second quarter of 1997 the present value of amounts to be returned to California ratepayers as a condition of the merger of $274, $165 net of tax. Had the merger occurred January 1, 1997, income before cumulative effect of accounting changes would have decreased by $165.

4.   COMMITMENTS AND CONTINGENCIES

Purchase Commitments - In December 1994, PacBell contracted for the purchase of up to $2,000 of Advanced Communications Network ("ACN") facilities, which incorporated new technologies. During 1995, the ability to deploy the facilities outstripped the ACN vendor's ability to deliver necessary products and software. Accordingly, management decided to suspend construction at certain sites, which reduced the expected cost to less than $700. If ACN facilities meet certain quality and performance criteria (the Network Test), PacBell is committed to purchase the ACN facilities in 1998. If the ACN facilities are acquired, due to competition and other factors affecting PacBell's ability to recover its investment in these facilities, their value to PacBell could be materially impaired. If ACN facilities fail the Network Test, PacBell will not be committed to buy the ACN facilities but might be liable to reimburse the principal ACN vendor for some construction costs up to $300, which would also result in a material charge.

As of March 31, 1997, PacBell had purchase commitments of about $176 remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

Purchase Options - In June 1990, Prime Cable of Chicago, Inc. (Prime Cable) acquired certain Chicago cable television properties from Group W. PAC, through its PTCB subsidiary, holds options to purchase a 75 percent interest in Prime Cable. TC Cable, Inc. ("TC Cable") now holds this interest. PacTel Capital Funding, a wholly owned subsidiary of PAC, has guaranteed bank financing used by TC Cable and its parent corporation to acquire this interest. The guarantees cover initial loan amounts of $60 as well as interest accruing on the loans, which will be added to the outstanding loan balances up to an aggregate of $136. In management's opinion, the likelihood that PAC will be required to pay principal or interest on this debt under these guarantees is remote.

PACIFIC TELESIS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) continued
Dollars in millions except per share amounts

     Property Tax Investigation - In 1992, a settlement agreement was reached between the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including PacBell, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The California Public Utilities Commission (CPUC) opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 of annual property tax savings should be treated as an exogenous cost reduction in PacBell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $75 as of March 31, 1997, plus interest should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings and not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution in a separate proceeding of the criteria for exogenous cost treatment under its regulatory framework.

PACIFIC TELESIS GROUP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Pacific Telesis Group (PAC) reported net income of $352, or $.82 per share, for the first quarter of 1997. Financial results for the first quarters of 1997 and 1996 are summarized as follows:

--------------------------------------------------------------------------------
                                                          First Quarter
                                                 -------------------------------

                                                                        Percent
                                                    1997      1996       Change
--------------------------------------------------------------------------------
Operating revenues                                 $  2,535  $ 2,378        6.6%

Operating expenses                                 $  1,850  $ 1,755        5.4%

Income before cumulative                           $    352  $   316       11.4%
effect of accounting change

Cumulative                                        $    -    $    85        -
effect of accounting change
--------------------------------------------------------------------------
Net income                                        $    352  $   401      (12.2)%
================================================================================

The primary factors contributing to the increase in income before cumulative effect of accounting change during the first quarter of 1997 were a $90 after-tax settlement gain associated with lump-sum pension payments and growth in demand for services and products at Pacific Bell and Nevada Bell (Telephone Companies). Excluding this gain and last year's cumulative effect of accounting change, first quarter 1997 results decreased slightly due to increased expenses for start-up costs associated with new growth initiatives, primarily Personal Communications Services (PCS) wireless, and expenses in the wireline business including preparation for increased competition and unusually high expenses associated with damage caused by winter storms. 1996 net income included a one-time, non-cash after-tax gain of $85, or $.20 per share, associated with the cumulative effect of the change in accounting for directory publishing revenues and expenses.

PAC's operating revenues in the first quarter of 1997 increased $157, or 6.6%. Components of operating revenues for the first quarter of 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
                                                          First Quarter
                                                  ------------------------------

                                                                        Percent
                                                    1997      1996       Change
--------------------------------------------------------------------------------
Local service                                     $  1,037  $   979        5.9%
Network access
   Interstate                                          474      458        3.5
   Intrastate                                          188      180        4.4
Long-distance                                          309      317       (2.5)
service
Directory                                              363      307       18.2
advertising
Other                                                  164      137       19.7
----------------------------------------------------------------------
     Total                                        $  2,535  $ 2,378        6.6%
================================================================================

PACIFIC TELESIS GROUP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

             Local service revenues increased in the first quarter of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 3.9% since March 31, 1996, with approximately 13% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 21%. Local service revenues also reflect the implementation of the California Universal Service Fund that went into effect February 1, 1997. This fund is intended to subsidize the provision of service to high cost areas. Amounts received from the fund resulted in a shift of equivalent revenues from intraLATA long-distance and intrastate network access revenues to local service revenues in the first quarter of 1997. This shift is subject to final California Public Utilities Commission (CPUC) approval, expected in second quarter 1997. Increases in revenues were slightly offset by rate reductions due to CPUC price cap orders.

      Network Access Interstate network access revenues increased in the first quarter of 1997 due primarily to an increase in demand for access services by interexchange carriers. Growth in revenues from end user charges attributable to an increasing access line base also contributed to the increase. Partially offsetting these increases in interstate network access revenues were sharing accrual adjustments from prior periods.

      Intrastate network access revenues increased in the first quarter of 1997 due primarily to increases in demand, including usage by alternative intraLATA toll carriers, partially offset by the effects of the California Universal Service Fund described above.

      Long-Distance Service revenues decreased slightly in the first quarter of 1997 primarily due to the effects of the California Universal Service Fund described above primarily offset by increases in demand resulting from California's growing economy.

      Directory advertising revenues increased in the first quarter of 1997 due mainly to the publication of books not published in 1996 and, to a lesser extent, increased demand and earlier directory publication.

      Other operating revenues increased in the first quarter of 1997 due primarily to increased demand for Pacific Bell's (PacBell) non-regulated services and products.

PACIFIC TELESIS GROUP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

PAC's operating expenses in first quarter 1997 increased $95, or 5.4%, over first quarter 1996. Components of operating expenses for the first quarters of 1997 and 1996 are as follows:

-------------------------------------------------------------------------------
                                                         First Quarter
                                                 ------------------------------
                                                                       Percent
                                                   1997      1996       Change
--------------------------------------------------------------------------------
Cost of services and products
                                                 $   886   $   886        - %

Selling, general and administrative
                                                     473       404
                                                                         17.1
Depreciation and amortization
                                                     491       465        5.6
---------------------------------------------------------------------
  Total                                          $ 1,850   $ 1,755        5.4%
================================================================================

Total Operating Expenses Costs of services and products and selling, general and administrative costs increased on a combined basis $69, or 5.3% in the first quarter of 1997 due to increases for employee compensation, costs incurred to prepare for local competition, and expenses associated with damage from winter storms. Other increases related to new business initiatives for PCS, long-distance and video. These increases were partially offset by savings due to a $152 settlement gain associated with lump-sum pension payments and 1996 changes in benefit plans and plan assumptions. Depreciation and amortization increased in the first quarter of 1997 due primarily to growth in plant levels.

Other Income (Expense)- Net decreased $9 in the first quarter of 1997 primarily as a result of distributions paid due to the sale of an additional $500 of Trust Originated Preferred Securities of $500 in June 1996.

Income taxes increased $18 in the first quarter of 1997 primarily due to higher income before income taxes.

Cumulative Effect of Accounting Change As discussed in Note 1 to the financial statements, Pacific Bell Directory changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996. The cumulative after-tax effect of applying the new method to prior years was recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85, or $.20 per share. The gain is net of deferred taxes of $58. Management believes this change to the issue basis method is preferable because it is the method generally followed in the publishing industry and better reflects the operating activity of the business. This accounting change is not expected to have a significant net income effect on future periods.

PACIFIC TELESIS GROUP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts


OTHER BUSINESS MATTERS

Restructuring Reserve - PAC established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions associated with restructuring business processes through 1997. A total of $22 in cash outlays was charged to the reserve in the first quarter of 1997. As of March 31, 1997, $75 remained in the restructuring reserve.

Merger - On April 1, 1997, SBC Communications Inc. (SBC) and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock was exchanged for 0.73145 of a share of SBC common stock (equivalent to approximately 313 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction will be accounted for as a pooling of interests and a tax-free reorganization (see Note 3 to the financial statements).

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE ENVIRONMENT

Access reform - On May 7, 1997, the Federal Communications Commission (FCC) adopted orders on access charge reform and local exchange carrier price caps which will reduce access charges by, in part, adjusting the productivity factor to be used in interstate price cap calculations. In presenting the orders, the FCC estimated there would be a $1.7 billion reduction in industry-wide interstate access charges which are estimated to aggregate $23 billion. Management is evaluating the effect of and its response to the orders.

Interconnection Agreements - Companies seeking to connect to the Telephone Companies' networks and provide local service must enter into interconnection agreements with the Telephone Companies which are then subject to approval by the appropriate state commission. The Telephone Companies have entered into agreements in both California and Nevada, whose commissions have approved various agreements.

The Telephone Companies expect that they will experience local exchange competition both from current providers and other new entrants in 1997. PAC intends to use interconnection agreements to support its application to the FCC to provide interLATA long-distance service in California and Nevada.

PACIFIC TELESIS GROUP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

FCC Apportionment of Sharing Obligations - The FCC's price cap rules require Local Exchange Carriers (LECs) to apportion sharing obligations among their price cap baskets based on "cost-causative" methods. The FCC concluded that proportionate revenues in each price cap basket could be used as a proxy for cost. For years when PacBell had a sharing obligation, it excluded interstate end user revenues from the sharing apportionment methodology. On April 17, 1997, the FCC ruled that end user revenues must be included in the base by which sharing is apportioned to the baskets. The Order requires PacBell to submit recalculated price cap indices reflecting its apportionment methodology and to revise its tariff rates as of July 1, 1997. Management estimates that the effect of this order could be up to approximately $30 plus interest.

       Revision of FCC 800 Data Base Access Tariffs - In October 1996, the FCC issued a Report & Order on the 800 Database Access Tariffs. The Order required tariff revisions and largely disallowed PacBell's request for exogenous treatment of 800 database costs. Rates were revised effective December 21, 1996. The original rates took effect May 1, 1993 pursuant to potential refund. On April 14, 1997, the FCC issued an Order that required refunds be made. PacBell must file a refund plan on May 14, 1997. Currently, management assesses this refund to be approximately $22 plus interest.

Other Billing and Collecting Allocation Methodology Changes - The FCC adopted new separations rules effective May 1, 1997 that shift recovery of substantial other billing and collecting costs from the intrastate to the interstate jurisdiction. This rule change could reduce PacBell's revenues by about $30 in 1997 and about $45 in each subsequent year. Management is evaluating options to mitigate this effect on net income.

Revenues Subject to Refund - In 1992, the CPUC issued a decision adopting, with modification, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (FAS 106), for regulatory accounting purposes. Annual price cap decisions by the CPUC granted PacBell approximately $100 in each of the years 1993-1996 for partial recovery of higher costs under FAS 106. In October 1994, the CPUC reopened the proceeding to review the criteria for exogenous cost treatment and whether PacBell should continue to recover these costs. The CPUC's order also held that related revenues collected after October 12, 1994, were subject to refund plus interest pending future proceedings. These proceedings were concluded on April 9, 1997 when the CPUC reaffirmed that postretirement benefits costs are appropriately recoverable in PacBell's price cap filings.











PACIFIC TELESIS GROUP

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)   Exhibits

      Exhibit 2 Agreement and Plan of Merger among Pacific Telesis Group, SBC Communications, Inc. and SBC Communications (NVI, Inc.), dated as of April 1, 1996 (Exhibit 2 to Form 8-K filed April 1, 1996).

      Exhibit 3a Articles of Incorporation of Pacific Telesis Group, as amended April 1, 1997.

      Exhibit 4a Rights Agreement, dated as of September 22, 1989, between Pacific Telesis Group and The First National Bank of Boston, as successor Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate (Exhibits 1 and 2 to Form SE filed September 25, 1989 as part of Form 8-A, File No. 1-8609).

            4a(i)  Amendment  to Rights  Agreement,  dated as of April 1,  1996.

      Exhibit 4b No instrument which defines the rights of holders of long- and intermediate-term debt of Pacific Telesis Group or its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Pacific Telesis Group hereby agrees to furnish a copy of any such instrument to the SEC upon request.

      Exhibit 10bb(i) Resolutions terminating the Pacific Telesis Group Senior Management Long Term Incentive Plan.

      Exhibit 11  Computation of Earnings per Common Share.

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      On February 11, 1997, Pacific Telesis Group (PAC) filed a Current Report on Form 8-K, reporting on Item 7, Financial Statements and Exhibits. In the Report, PAC filed a supplement that amends the Prospectus for the Pacific Telesis Group Shareowners Dividend Reinvestment and Stock Purchase Plan. The agreement provides that upon consummation of the merger with SBC Communications Inc. (SBC), shares of Telesis stock will be converted into the right to receive shares of SBC stock.

      On March 13,  1997,  PAC filed a Current  Report on Form 8-K  reporting on
      Item 7, Exhibits. In the Report, PAC filed its 1996 Unaudited Management's Discussion and Analysis of Financial Condition and Results of Operations; and Audited Consolidated Balance Sheets as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Shareowners' Equity, and Cash Flows for each of the three years in the period ended December 31, 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Pacific Telesis Group




May 9, 1997                               /s/ William E. Downing
                                          ----------------------
                                           William E. Downing
                                           Executive Vice President,
                                           Chief Financial Officer and
Treasurer