Form 10-Q
period 1997-03-31
PACIFIC TELESIS GROUP
filed 1997-05-09
CIK 732716

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
-------------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or
less                                                                499        (619)
Issuance of trust originated preferred securities                     -         500
Issuance of long-term debt
                                                                      8         346
Dividends paid
                                                                  (135)        (233)
Other
                                                                    (8)         (15)
-------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities
                                                                    364         (21)
-------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents
                                                                     41         (11)
-------------------------------------------------------------------------------------
Cash and cash equivalents beginning of year
                                                                     72           76
-------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                 $                 $
                                                                    113           65
-------------------------------------------------------------------------------------

Cash paid during the three months ended March 31 for:
    Interest                                            $            167  $      121

    Income taxes                                        $             33  $        -


See Notes to Consolidated Financial Statements.

PACIFIC TELESIS GROUP
---------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
---------------------------------------------------------------------------------


                                       Capital   Retained  Deferred
                                          in
                               Common  Excess of Earnings  CompensationTreasury
                               Shares  Par Value (Deficit)  -LESOP      Shares
---------------------------------------------------------------------------------
Balance, December 31, 1995   $     43 $  3,498  $  (982)  $    (242)    $   (127)

Net income                          -        -      401            -            -
Dividends to shareowners            -        -     (231)           -            -
Reduction of deferral associated
with Employee Stock Ownership
Plans                               -        -         -          20            -

Other                               -        2        1            -            -
---------------------------------------------------------------------------------
                               ------  -------   -------   ----------    --------
 Balance, March 31, 1996      $    43 $  3,500  $  (811)  $     (222)   $   (127)
---------------------------------------------------------------------------------


Balance, December 31, 1996   $    43 $  3,501  $  (479) $      (161) $ $   (131)

Net income                         -        -       352           -            -

Dividends to shareowners           -        -     (140)           -            -

Reduction of deferral associated
with Employee Stock Ownership
Plans                              -        -         -          16            -

Issuance of treasury shares        -        -         -           -            1

Other                              -     (11)         -           -            -
---------------------------------------------------------------------------------
                               ------  -------   -------   ---------     --------
Balance, March 31, 1997      $    43 $  3,490  $  (267)  $    (145)  $ $   (130)
---------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                       * * *
                                         *


SELECTED FINANCIAL AND OPERATING DATA


At March 31, or for the three months then                      1997         1996
ended:
                                                          ----------------------

  Return on weighted average shareowners'                    48.37%       52.11%
equity....................

  Debt                                                       62.12%       67.53%
ratio..................................

  Network access lines in service                            16,588       15,967
(000).........................................

  Access minutes of use                                      17,088       15,826
(000,000).....................................

  Number of                                                  50,510       48,780
employees.....................................

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
================================================================================

The primary factors contributing to the increase in income before cumulative effect of accounting change during the first quarter of 1997 were a $90 after-tax settlement gain associated with lump-sum pension payments and growth in demand for services and products at Pacific Bell and Nevada Bell (Telephone Companies). Excluding this gain and last year's cumulative effect of accounting change, first quarter 1997 results decreased slightly due to increased expenses for start-up costs associated with new growth initiatives, primarily PCS wireless, and expenses in the wireline business including preparation for increased competition and unusually high expenses associated with damage caused by winter storms. 1996 net income included a one-time, non-cash after-tax gain of $85, or $.20 per share, associated with the cumulative effect of the change in accounting for directory publishing revenues and expenses.

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
================================================================================

Total Operating Expenses Costs of services and products and selling, general and administrative costs increased on a combined basis $69, or 5.3% in the first quarter of 1997 due to increases for employee compensation, costs incurred to prepare for local competition, and expenses associated with damage from winter storms. Other increases related to new business initiatives for Personal Communications Services (PCS), long-distance and video. These increases were partially offset by savings due to a $152 settlement gain associated with lump-sum pension payments and 1996 changes in benefit plans and plan assumptions. Depreciation and amortization increased in the first quarter of 1997 due primarily to growth in plant levels.

Other Income (Expense)-Net decreased $9 in the first quarter of 1997 primarily as a result of distributions paid due to the sale of an additional $500 of Trust Originated Preferred Securities of $500 in June 1996.

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