Form 10-K/A
period 1996-12-31
PACIFIC TELESIS GROUP
filed 1997-06-30
CIK 732716

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


                                          FORM 10-K/A


                              AMENDMENT TO APPLICATION OR REPORT
                         Filed Pursuant to Section 12, 13, or 15(d) of


                              THE SECURITIES EXCHANGE ACT OF 1934


                                        ---------------

                                 Commission File Number 1-8609


                                     PACIFIC TELESIS GROUP

                                        ---------------


                                        AMENDMENT NO. 1


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1996 on Form 10-K as set forth in the pages attached hereto:

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Pacific Telesis Group


Dated:  June 30, 1997                         By /s/ William E. Downing
                                                  ----------------------------
                                                  William E. Downing
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer

                                               1


"Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." is hereby amended to add the following exhibits under the heading "(4) Exhibits:"

Exhibit
Number                        Description
-------        -------------------------------------------------------

   23a         Consent of Ernst & Young LLP, Independent Auditors

   23b         Consent of Coopers & Lybrand, L.L.P.

   99a Annual report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees for the year 1996.

   99b         Annual  report  on  Form  11-K  for  the  Pacific  Telesis  Group
               Supplemental   Retirement   and  Savings  Plan  for   Nonsalaried
               Employees for the year 1996.

                                         EXHIBIT INDEX



Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


Exhibit
Number                       Description
-------         ------------------------------------------------------

   23a         Consent of Ernst & Young LLP, Independent Auditors

   23b         Consent of Coopers & Lybrand, L.L.P.

   99a Annual report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees for the year 1996.

   99b         Annual  report  on  Form  11-K  for  the  Pacific  Telesis  Group
               Supplemental   Retirement   and  Savings  Plan  for   Nonsalaried
               Employees for the year 1996.