Form 10-Q
period 1997-06-30
PACIFIC TELESIS GROUP
filed 1997-08-13
CIK 732716

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                        For the period ended June 30, 1997

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

PACIFIC TELESIS GROUP
---------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
---------------------------------------------------------------------------------------
                                                   ------------------------------------
                                                     Three months        Six months
                                                         ended              ended
                                                       June 30,           June 30,
                                                   ------------------------------------
                                                    1997      1996      1997    1996
---------------------------------------------------------------------------------------
Operating Revenues
Local service                                    $   1,107 $  1,016  $  2,144 $  1,995
Network access:
  Interstate                                           355      461       829      919
  Intrastate                                           217      186       405      366
Long-distance service                                  298      322       607      639
Directory advertising                                  264      278       627      585
Other                                                  151      142       315      279
---------------------------------------------------------------------------------------
Total operating revenues                             2,392    2,405     4,927    4,783
---------------------------------------------------------------------------------------

Operating Expenses
Cost of services and products                        1,000      836     1,876    1,722
Selling, general and administrative                  1,903      487     2,370      891
Depreciation and amortization                          984      464     1,475      929
---------------------------------------------------------------------------------------
Total operating expenses                             3,887    1,787     5,721    3,542
---------------------------------------------------------------------------------------
Operating Income (Loss)                             (1,495)     618      (794)   1,241
---------------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                      (117)     (94)     (209)    (187)
Other income (expense)- net                            (49)     (17)      (62)     (21)
---------------------------------------------------------------------------------------
Total other income (expense)                          (166)    (111)     (271)    (208)
---------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes and Cumulative
  Effect of Accounting Changes                      (1,661)     507    (1,065)   1,033
---------------------------------------------------------------------------------------
Income Taxes                                          (552)     216      (317)     426
---------------------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of
  Accounting Changes                                (1,109)     291      (748)     607
Cumulative Effect of Accounting Changes, net of tax      -        -       322       85
---------------------------------------------------------------------------------------
Net Income (Loss)                                $  (1,109)$    291  $   (426) $   692
---------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

---------------------------------------------------------------------------------
PACIFIC TELESIS GROUP
---------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
---------------------------------------------------------------------------------
                                                         June 30,   December 31,
                                                      ---------------------------
                                                             1997           1996
---------------------------------------------------------------------------------
Assets                                                 (Unaudited)
Current Assets
Cash and cash equivalents                                $    113        $    72
Accounts receivable - net of allowances for
  uncollectibles of $212 and $163                           2,287          2,109
Prepaid expenses                                               62             52
Deferred income taxes                                         624            144
Deferred charges                                               21             45
Other current assets                                           62             52
---------------------------------------------------------------------------------
Total current assets                                        3,169          2,474
---------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                    29,796         29,032
  Less: Accumulated depreciation and amortization          17,720         16,959
---------------------------------------------------------------------------------
Property, Plant and Equipment - Net                        12,076         12,073
---------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $266 and $4                                 871          1,108
---------------------------------------------------------------------------------
Other Assets                                                  903            953
---------------------------------------------------------------------------------
Total Assets                                             $ 17,019       $ 16,608
---------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                            $  1,297        $   613
Accounts payable and accrued liabilities                    3,879          2,914
---------------------------------------------------------------------------------
Total current liabilities                                   5,176          3,527
---------------------------------------------------------------------------------
Long-Term Debt                                              5,409          5,424
---------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Postemployment benefit obligation                           2,370          2,250
Unamortized investment tax credits                            220            243
Other noncurrent liabilities                                  734          1,391
---------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities     3,324          3,884
---------------------------------------------------------------------------------

Commitments and contingencies

Corporation-obligated mandatorily redeemable
preferred securities of subsidiary trusts*                  1,000          1,000
---------------------------------------------------------------------------------

Shareowner's Equity
Common stock (par value of $1 and
  $.10 at June 30, 1997 and 1996)                               -             43
Capital in excess of par value                              3,135          3,501
Retained earnings (deficit)                                  (905)          (479)
Deferred compensation - LESOP                                (120)          (161)
Treasury shares (at cost)                                       -           (131)
---------------------------------------------------------------------------------
Total shareowner's equity                                   2,110          2,773
---------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity                $ 17,019       $ 16,608
---------------------------------------------------------------------------------

* The trusts contain assets of $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group
See Notes to Consolidated Financial Statements.


------------------------------------------------------------------------------
PACIFIC TELESIS GROUP
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
------------------------------------------------------------------------------
                                                          Six months ended
                                                              June 30,
                                                       -----------------------
                                                            1997       1996
------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                      $     (426) $      692
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                             1,475         929
  Undistributed earnings from investments in equity
  affiliates                                                    9          19
  Provision for uncollectible accounts                        149          87
  Amortization of investment tax credits                      (24)        (24)
  Deferred income taxes                                      (378)         89
  Cumulative effect of accounting changes, net of tax        (322)        (85)
  Other - net                                                 596        (661)
------------------------------------------------------------------------------
Total adjustments                                           1,505         354
------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                   1,079       1,046
------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                      (1,273)     (1,092)
Investments in affiliates                                     (14)        (29)
Dispositions                                                    -          18
Acquisitions                                                    -         (35)
------------------------------------------------------------------------------
Net Cash Used in Investing Activities                      (1,287)     (1,138)
------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                          664      (1,019)
Issuance of other short-term borrowings                         -          75
Issuance of long-term debt                                      -         424
Repayment of long-term debt                                    (2)        (18)
Issuance of trust originated preferred securities               -       1,000
Issuance of treasury shares                                     -          43
Equity received from parent                                   137           -
Dividends paid                                               (550)       (456)
Other                                                           -          21
------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                     249          70
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           41         (22)
------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                    72          76
------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                $      113  $       54
------------------------------------------------------------------------------

Cash paid during the six months ended June 30 for:
   Interest                                            $      195  $      179
   Income taxes                                        $       33  $      151

See Notes to Consolidated Financial Statements.

PACIFIC TELESIS GROUP
----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                                Deferred
                                                                              Compensation
                                                                                Leveraged
                                                                                 Employee
                                                    Capital in   Retained         Stock
                                           Common   Excess of    Earnings       Ownership        Treasury
                                           Shares   Par Value    (Deficit)        Trust           Shares
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1996               $     43    $  3,501     $   (479)      $     (161)   $    (131)
Net income (loss)                               -           -         (426)               -             -
Dividends to parent                             -        (275)           -                -             -
Dividends to shareowners                        -        (140)           -                -             -
Reduction of debt associated with
  Employee Stock Ownership Plans                -           -            -               41             -
Recapitalization of Common and                (43)        (88)           -                -           131
Treasury Shares
Net equity received from parent                 -         137            -                -
----------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                   $      -    $  3,135     $   (905)      $     (120)   $        -
----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                * * * *
SELECTED  FINANCIAL  AND  OPERATING  DATA At June 30, or for the six months then ended:
                                                                                     1997           1996
                                                                                  ------------------------
  Return on weighted average shareowners' equity * ...........................       -47.54%        48.55%
  Debt ratio .................................................................        68.32%        61.58%
  Network access lines in service (000).......................................        16,709        16,151
  Access minutes of use (000,000).............................................        34,838        31,921
  Cellular customers (000)....................................................           123            -
  Number of employees.........................................................        53,030        48,660

*Calculated using Income Before Cumulative Effect of Accounting Changes.

--------------------------------------------------------------------------------
PACIFIC TELESIS GROUP
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by Pacific Telesis Group (PAC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in PAC's 1996 Annual Report on Form 10-K (the Form 10-K) filed with the SEC.

2. CONSOLIDATION The consolidated financial statements include the accounts of PAC and its majority-owned subsidiaries. PAC's subsidiaries include, but are not limited to, Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell, which are collectively referred to as the Telephone Companies. PAC is a wholly-owned subsidiary of SBC Communications Inc. (SBC). All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method.

3. COMPLETION OF MERGER On April 1, 1997, PAC and SBC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 0.73145 of a share of SBC common stock (equivalent to approximately 313 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for by SBC as a pooling of interests and a tax-free reorganization. PAC exchanged the outstanding common stock at the date of merger with SBC stock, issued 1,000 shares of $1 par stock and retired the treasury stock.

   Conforming Accounting Changes
   PAC's results include merger transaction costs and the effect of changes to conform accounting methodologies between PAC and SBC for, among other items, pensions, postretirement benefits and merger transaction costs. The accounting changes resulted in a net benefit recorded by PAC in the second quarter of 1997, retroactive to January 1, 1997 as a cumulative effect of accounting changes of $322, net of deferred taxes of $221, and increased income before cumulative effect of accounting changes for the first six months of 1997 by $20. Had the merger occurred January 1, 1997, incomre before cumulative effect of accounting changes would have decreased by $165. Had these changes been adopted January 1, 1996, they would have increased income before cumulative effect of accounting changes by $31, net of deferred taxes of $21 for the six months ended June 30, 1996. The changes in accounting for pension and postretirment benefits were to adopt SBC's methodology of amortizing gains and losses on assets held within those benefit plans. The change in accounting for merger transaction costs was to conform to SBC's policy of recognizing these costs as incurred rather than deferring until the pooling of interests is effective. Also, PAC recorded in the second quarter of 1997 the present value of amounts to be returned to California and Nevada ratepayers as a condition of the merger of $281 ($176 net of tax).

--------------------------------------------------------------------------------
PACIFIC TELESIS GROUP
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions

   Post-merger initiatives
   During the second quarter 1997, PAC recorded after-tax charges of $1.4 billion related to SBC's June 19, 1997 announcement of several strategic decisions resulting from the merger integration process that began with the April 1 closing of its merger with PAC, which included $108 ($65 after tax) of charges related to recent regulatory rulings and $281 ($176 after tax) for the present value of amounts to be returned to California and Nevada ratepayers as a condition of the merger. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. Following is a discussion of the most significant of these charges.

   Reorganization SBC will centralize several key functions that will support the operations of PacBell, Nevada Bell and Southwestern Bell Telephone Company (SWBell), including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. PacBell, Nevada Bell and SWBell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

   PAC recognized a charge of approximately $238 ($149 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of post-employment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations will be recognized in future periods as those charges are incurred.

   Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, PAC reviewed the carrying values of related long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment , discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, PAC wrote off some assets and recognized impairments to the value of other assets with a combined charge of $842 ($591 after tax) recorded in the second quarter of 1997. These impairments and writeoffs related to the wireless digital TV operations in southern California, certain analog switching equipment in California, certain rural and other telecommunications equipment in Nevada, selected wireless equipment, duplicate or obsolete equipment, cable within commercial buildings in California, certain non-operating plant and other assets.

   Video curtailment/purchase commitments SBC also announced it is scaling back its limited direct investment in video services. As part of this curtailment, PAC has halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, PAC will pay the liabilities of the ACN trust that owns and finances ACN construction, incur costs to shut down all construction previously conducted under the trust and receive certain consideration from the vendor. In the second quarter, PAC recognized its total expense of $553 ($346 after tax) associated with these activities.

   Additionally, PAC will curtail several other video-related activities including substantially scaling back its involvement in the Tele-TV joint venture and evaluating its option to invest in cable television operations in Chicago. The collective impact of these decisions resulted in a charge of $89 ($56 after tax) in the second quarter of 1997.

4. CUMULATIVE EFFECT OF CHANGE IN DIRECTORY ACCOUNTING Prior to January 1, 1996, Pacific Bell Directory (a subsidiary of PacBell and an indirect subsidiary of PAC) recognized revenues and expenses related to publishing directories in California using the "amortization" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "issue basis" method, revenues and expenses are recognized when the directories are issued. The change to the issue basis method was made because it is the method generally followed in the publishing industry and better reflects the operating activity of the business.

    The change was adopted during fourth quarter 1996. The cumulative after-tax effect of applying the change in method to prior years was recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $85. The gain is net of deferred taxes of $58. The first three quarters of 1996 were restated in the Form 10-K to reflect the new method.

5.  COMMITMENTS AND CONTINGENCIES

   Purchase Commitments As of June 30, 1997, PacBell had purchase commitments of about $220 remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

   Property Tax Investigation In 1992, a settlement agreement was reached among the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including PacBell, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The California Public Utilities Commission (CPUC) opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 of annual property tax savings should be treated as an exogenous cost reduction in PacBell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $80 as of June 30, 1997, plus interest, should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings and not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution in a separate proceeding of the criteria for exogenous cost treatment under its regulatory framework.

--------------------------------------------------------------------------------
PACIFIC TELESIS GROUP
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Pacific Telesis Group (PAC) for the first six months of 1997 and 1996 are summarized as follows:

------------------------------------------------------------------------
                                               Six-Month Period
------------------------------------------------------------------------
                                                                Percent
                                          1997       1996       Change
------------------------------------------------------------------------
Operating revenues                    $   4,927   $  4,783          3.0%
Operating expenses                        5,721      3,542         61.5
Income (loss) before cumulative
effect of accounting changes               (748)       607          -
Cumulative effect of accounting             322         85          -
changes
Net income (loss)                     $    (426)  $    692          -
========================================================================

Net loss for the six months ended June 30, 1997 includes a cumulative net benefit of $322 resulting from accounting changes related to conforming accounting between PAC and SBC Communications Inc. (SBC) for, among other items, pensions and postretirement benefits. The first six months of 1996 included a cumulative effect of a change in accounting for directory publishing revenues and expenses.

PAC's six-month loss before cumulative effect of accounting changes of $748 includes after-tax charges of $1.4 billion reflecting strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several recent regulatory rulings. Excluding these items, PAC reported income before cumulative effect of accounting changes of $641 or 5.6% higher than the first six months of 1996 income before cumulative effect of accounting changes of $607. PAC currently anticipates incurring additional after-tax charges for ongoing merger integration costs, primarily related to movement of employees, and customer number portability of $125 to $200 during the remainder of 1997.

Excluding these second quarter charges, the primary factors contributing to the increase in income before cumulative effect of accounting changes during the first six months of 1997 were growth in demand for services and products at Pacific Bell (PacBell) and a first quarter 1997 $90 after-tax settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. These increases were partially offset by increased expenses at PacBell including expenses for the introduction of Personal Communications Services (PCS) operations in California and Nevada.

================================================================================
PACIFIC TELESIS GROUP
================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS - Continued

Revenues PAC's operating revenues for the first six months of 1997 reflect reductions of $121 related primarily to the impact of several recent regulatory rulings. Excluding these items, PAC's operating revenues increased $258, or 5.4%. Components of operating revenues for the first six months of 1997 and 1996 are as follows:

------------------------------------------------------------------------
                                               Six-Month Period
------------------------------------------------------------------------
                                                                Percent
                                          1997         1996      Change
------------------------------------------------------------------------
Local service                         $   2,144    $   1,995        7.5%
Network access
  Interstate                                829          919       -9.8
  Intrastate                                405          366       10.7
Long-distance service                       607          639       -5.0
Directory advertising                       627          585        7.2
Other                                       315          279       12.9
---------------------------------------------------------------
       Total                          $   4,927    $   4,783        3.0%
========================================================================

      Local service revenues increased for the first six months of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 3.5% since June 30, 1996, with approximately 42.5% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 16.1%. Local service revenues also reflect the implementation of the California High Cost Fund (CHCFB) that went into effect February 1, 1997. The California Public Utilities Commission (CPUC) has stated the CHCFB is intended to directly subsidize the provision of service to high cost areas and allow PacBell to set competitive rates for other services. Amounts received from the CHCFB resulted in a shift of equivalent revenues from intraLATA long-distance and intrastate network access revenues to local service revenues in the first six months of 1997. This shift is subject to final CPUC approval, expected in third quarter 1997. For further information on the operations of the CHCFB, see the discussion under the heading "Regulatory Environment-California" on page 10 of SBC's Current Report on Form 8-K dated May 8, 1997. Rate reductions due to CPUC price cap orders and revenue sharing accruals partially offset increases in local service revenues. Wireless revenues also contributed to the increase in local service revenues due to product introduction in the first six months of 1997.

      Network Access Interstate network access revenues decreased $134 in the first six months of 1997 due to one-time charges. These one-time charges include billing claim settlements related to the Percentage Interstate Usage (PIU) factor in California and several Federal regulatory issues including end user charges, 800 data base charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment in the Federal price cap filing. While the change in PIU factor in California, which is used to allocate network access revenues between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access revenues, it resulted in a slight decline in total network access revenues. Without these impacts, interstate access revenues increased in the first six months of 1997 due to demand for access services by interexchange carriers and growth in revenues from end user charges attributable to an increasing access line base. Partially offsetting these increases in interstate network access revenues were the effects of revenue sharing adjustments made in 1996 at PacBell.

      Intrastate network access revenues increased in the first six months of 1997 due primarily to the PIU settlements described above. Excluding this impact, intrastate network access revenues were relatively unchanged in the first six months of 1997 as increases in demand, including usage by alternative intraLATA toll carriers, were offset by the effects of the CHCFB discussed above.

      Long-Distance Service revenues decreased for the first six months of 1997 primarily due to the effects of the CHCFB discussed above under Local Service, and were primarily offset by increases in demand resulting from California's growing economy.

      Directory advertising revenues increased for the first six months of 1997 due mainly to the publication of books not published in 1996 and, to a lesser extent, increased demand.

      Other operating revenues increased for the first six months of 1997 due primarily to increased demand for PacBell's non-regulated services and products.

Expenses PAC's operating expenses for the first six months of 1997 reflect $1,941 of charges related to strategic initiatives from a comprehensive review of operations of the merged company and the impact of several recent regulatory rulings (see Note 3 to the financial statements). Excluding these charges, operating expenses increased $238 or 6.7% over the first six months of 1996. Components of operating expenses for the first six months of 1997 and 1996 are as follows:

------------------------------------------------------------------------
                                                Six-Month Period
                                          ------------------------------
                                                               Percent
                                             1997       1996   Change
-----------------------------------------------------------------------
Cost of services and products             $  1,876  $  1,722       8.9%
Selling, general and administrative          2,370       891     166.0
Depreciation and amortization                1,475       929      58.8
----------------------------------------------- -----------------------
  Total                                   $  5,721  $  3,542      61.5%
=======================================================================

      Costs of services and products for the first six months of 1997 reflect charges of $43 relating to SBC's strategic initiatives and operational reviews. Excluding these charges, cost of services and products increased $111, or 6.4%, in the first six months of 1997 due primarily to increases in employee compensation including increases related to force additions, increases in contract labor and the introduction of PCS operations. These increases were somewhat offset by a first quarter 1997 $105 settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements.

      Selling, general and administrative expenses for the first six months of 1997 reflects $1,382 of charges relating to SBC's strategic initiatives and operational reviews. As discussed in Note 3 to the financial statements, the most significant of these charges included shutdown of the Advanced Communications Network, regulatory costs related to the approval of the merger with SBC by California and Nevada regulators reorganization initiatives and write-offs related to wireless digital TV. Excluding these one-time charges, selling, general and administrative costs increased $97, or 10.9%, in the first six months of 1997 due to increases related to expenses associated with the introduction of PCS operations, employee compensation, contract labor and advertising. These increases were partially offset by a first quarter 1997 $47 settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements.

      Depreciation and amortization for the first six months of 1997 reflects charges totaling $516 to record impairment of plant and intangibles. As discussed in Note 3 to the financial statements, the most significant of these impairments related to the wireless digital TV operations in Southern California, certain analog switching equipment in California, certain rural and other telecommunications equipment in Nevada and cable within commercial buildings in California. Excluding these charges, depreciation and amortization increased $30, or 3.2% in the first six months of 1997. These increases were primarily due to overall higher plant levels partially offset by reduced deprecation during the second quarter on analog switching equipment in California.

Interest Expense increased $22 or 11.8% for the first six months of 1997 due to interest of $27 associated with one-time charges, increased long term debt compared to the first six months of 1996 and increased interest on capital leases. These increases were somewhat offset by increased capitalized interest related to PCS construction.

Other Income (Expense) - net was net expense of $62 for the first six months of 1997. The increased expenses include $30 in expenses related to SBC's strategic initiatives, primarily writeoff of nonoperating plant. Other increases from 1996 relate primarily to distributions paid due to the sale of an additional $500 of Trust Originated Preferred Securities in June 1996.

Income taxes for the first six months of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several recent regulatory rulings. The effective tax rate on these items was lower as a result of non-deductible items included in the charges and valuation adjustments to certain deferred tax assets.

Cumulative Effect of Accounting Changes, as discussed in Note 3 to the financial statements, include merger transaction costs and the effect of changes applied retroactively to conform accounting methodologies between PAC and SBC effective January 1, 1997. The cumulative after-tax effect of these one-time changes is $322.

================================================================================
PACIFIC TELESIS GROUP
================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Access Reform/Price Caps On June 3, 1997, SBC filed with the Federal Communications Commission (FCC) a Petition for Partial Stay (Petition) of aspects of the orders adopted on May 7, 1997 by the FCC on access reform and local exchange carrier price caps. The Petition asked the FCC to stay the application of the 6.5% productivity offset to all price cap Local Exchange Carriers (LECs), its retroactive application to the 1996 annual tariff filings, and exogenous reductions associated with the completion of equal access amortization. The FCC denied the stay on June 18, 1997. The impact of the retroactive portion of the FCC orders was recorded in the second quarter of 1997.

On June 16, 1997, SBC and several other parties filed court appeals regarding several aspects of the Access Reform and Price Cap Orders. The appeal related to access reform was assigned to the U.S. Court of Appeals for the Eighth Circuit in St. Louis (8th Circuit). The appeal related to price caps and the productivity offset decision has been assigned to the U.S. Court of Appeals for the 10th Circuit in Denver but on July 28, 1997 it was transferred to the U.S. Court of Appeals for the D.C Circuit.

Interconnection Agreements PAC continues to enter into interconnection agreements with companies desiring to provide local service in its operating territory. Agreements have been reached and approved by both of the state commissions where PAC operates. On July 18, 1997, the 8th Circuit set aside key parts of the FCC interconnection order that attempted to set prices for local exchange services, holding that the right to set such prices is reserved exclusively to the states. PAC is in agreement with the 8th Circuit's ruling on the order and believes the intent of the Telecommunications Act of 1996 (Telecom
Act) retained state regulators' jurisdiction over pricing of intrastate service and local interconnection. The FCC has indicated it will appeal the 8th Circuit's decision to the Supreme Court.

Other Billing and Collecting Allocation Methodology Changes On June 13, 1997, PacBell filed a waiver request with the FCC that if approved, would allow it to reverse an other billing and collection adjustment resulting from a recently adopted FCC separations ruling that shifts recovery of substantial other billing and collecting costs from the intrastate to the interstate jurisdiction. The FCC has released this waiver request for Public Notice but no comments were filed. If PacBell's request for a waiver is denied, the separations change could reduce PacBell's revenues by about $30 in 1997 and about $45 in each subsequent year.

Portions of Telecom Act Challenged On July 2, 1997, SBC sued in U.S. District Court for the Northern District of Texas to declare a portion of the Telecom Act unconstitutional on the grounds the Telecom Act improperly discriminates against SBC by imposing restrictions that prohibit SBC from offering interLATA long-distance and other services that other local exchange companies are free to provide. The suit challenges only that portion of the Telecom Act which excludes SBC from competing in certain lines of business.

================================================================================
PACIFIC TELESIS GROUP
================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

OTHER BUSINESS MATTERS

Restructuring Reserve PAC established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions associated with restructuring business processes through 1997. A total of $43 in cash outlays was charged to the reserve in the first six months of 1997. As of June 30, 1997, $53 remained in the restructuring reserve.

Local Number Portability/Interconnection Over the next few years, PAC is expecting to incur significant capital and software expenditures for customer number portability and interconnection. PAC expects capital costs and expenses associated with customer number portability, which allows customers to switch to local competitors and keep the same phone number to total up to $750 on a pre-tax basis over the next four years. Full recovery of customer number portability costs is required under the Telecom Act; however, the FCC has not yet determined when or how those significant costs will be recovered. PacBell has filed a tariff with the FCC for recovery of the costs of implementing customer number portability. The FCC has suspended the tariff until September 1997, pending the issuance of its order on customer number portability recovery. PacBell is unable to predict the likelihood of the FCC permitting the tariff to become effective. Capital costs and expenses associated with interconnection will vary based on the number of competitors seeking interconnection and customers served and markets entered by those competitors. Accordingly, PAC is currently unable to reasonably estimate these costs.

================================================================================
PACIFIC TELESIS GROUP
================================================================================


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)   Exhibits

      Exhibit 12    Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 18    Preferability Letter on Change in Accounting

      Exhibit 27    Financial Data Schedule.

(b)   Reports on Form 8-K

      On April 4, 1997, Pacific Telesis Group (PAC) filed a Current Report on Form 8-K, reporting on Item 4 Change in Registrant's Certifying Accountant. In the Report, PAC indicated that Ernst & Young LLP would replace Coopers & Lybrand L.L.P. as the certifying accountants.

      On April 9, 1997,  PAC filed a Current  Report on Form 8-K,  reporting  on
      Item 1 Change in Control of Registrant. In the Report, PAC indicated that PAC became a wholly-owned subsidiary of SBC Communications Inc. effective April 1, 1997.

 .

================================================================================

================================================================================
                                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Pacific Telesis Group




August 13, 1997                           /s/ Donald E. Kiernan
                                          ---------------------
                                          Donald E. Kiernan
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer