Form 10-Q
period 1997-09-30
PACIFIC TELESIS GROUP
filed 1997-11-12
CIK 732716

                                     FORM 10-Q

                                   United States
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1997

                                        or

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

PACIFIC TELESIS GROUP
---------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
---------------------------------------------------------------------------------------
                                                   ------------------------------------
                                                     Three months        Nine months
                                                         ended              ended
                                                     September 30,      September 30,
                                                 --------------------------------------
                                                    1997      1996      1997    1996
---------------------------------------------------------------------------------------
Operating Revenues
Local service                                    $   1,172 $   1026  $  3,316 $  3,021
Network access:
  Interstate                                           470      462     1,299    1,381
  Intrastate                                           195      177       600      543
Long-distance service                                  305      330       912      969
Directory advertising                                  240      210       867      795
Other                                                  154      151       469      430
---------------------------------------------------------------------------------------
Total operating revenues                             2,536    2,356     7,463    7,139
---------------------------------------------------------------------------------------

Operating Expenses
Cost of services and products                        1,090      902     3,080    2,637
Selling, general and administrative                    491      463     2,747    1,341
Depreciation and amortization                          487      470     1,962    1,399
---------------------------------------------------------------------------------------
Total operating expenses                             2,068    1,835     7,789    5,377
---------------------------------------------------------------------------------------

Operating Income (Loss)                                468      521      (326)   1,762
---------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                      (126)     (78)     (335)    (265)
Other income (expense)- net                            (11)     (17)      (73)     (38)
---------------------------------------------------------------------------------------
Total other income (expense)                          (137)     (95)     (408)    (303)
---------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes and Cumulative
  Effect of Accounting Changes                         331      426      (734)   1,459
---------------------------------------------------------------------------------------
Income Taxes                                           128      167      (189)     593
---------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of
  Accounting Changes                                   203      259      (545)     866
Cumulative Effect of Accounting Changes, net of tax      -        -       322       85
---------------------------------------------------------------------------------------
Net Income (Loss)                                $     203 $    259  $   (223)$    951
---------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


PACIFIC TELESIS GROUP
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                   -----------------------------
                                                             1997           1996
--------------------------------------------------------------------------------
Assets                                                 (Unaudited)
Current Assets
Cash and cash equivalents                                $     58        $   72
Accounts receivable - net of allowances for
  uncollectibles of $244 and $163                           2,328         2,109
Prepaid expenses                                               62            52
Deferred income taxes                                         598           144
Deferred charges                                               27            45
Other current assets                                           65            52
--------------------------------------------------------------------------------
Total current assets                                        3,138         2,474
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                    30,011        29,032
  Less: Accumulated depreciation and amortization          17,857        16,959
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                        12,154        12,073
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $275 and $4                                 873         1,108
--------------------------------------------------------------------------------
Other Assets                                                1,017           953
--------------------------------------------------------------------------------
Total Assets                                             $ 17,182      $ 16,608
--------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                            $  1,457       $   613
Accrued taxes                                               1,069           103
Accounts payable and accrued liabilities                    2,904         2,811
--------------------------------------------------------------------------------
Total current liabilities                                   5,430         3,527
--------------------------------------------------------------------------------
Long-Term Debt                                              5,403         5,424
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Postemployment benefit obligation                           2,438         2,250
Unamortized investment tax credits                            209           243
Other noncurrent liabilities                                  630         1,391
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities     3,277         3,884
--------------------------------------------------------------------------------

Commitments and contingencies
Corporation-obligated mandatorily redeemable
preferred securities of subsidiary trusts*                  1,000         1,000
--------------------------------------------------------------------------------

Shareowner's Equity
Common stock (par value of $1 and
  $.10 at September 30, 1997 and 1996)                         -             43
Capital in excess of par value                             2,892          3,501
Retained earnings (deficit)                                 (702)          (479)
Deferred compensation - LESOP                               (118)          (161)
Treasury shares (at cost)                                      -           (131)
--------------------------------------------------------------------------------
Total shareowner's equity                                  2,072          2,773
--------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity               $ 17,182       $ 16,608
--------------------------------------------------------------------------------
* The trusts contain assets of $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group
See Notes to Consolidated Financial Statements.

PACIFIC TELESIS GROUP
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
------------------------------------------------------------------------------
                                                         Nine months ended
                                                           September 30,
                                                       -----------------------
                                                            1997       1996
------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                      $     (223) $      951
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                             1,962       1,399
  Undistributed earnings from investments in equity
    affiliates                                                  9          28
  Provision for uncollectible accounts                        204         130
  Amortization of investment tax credits                      (34)        (36)
  Deferred income taxes                                      (336)        149
  Cumulative effect of accounting changes, net of tax        (322)        (85)
  Other - net                                                 401        (762)
------------------------------------------------------------------------------
Total adjustments                                           1,884         823
------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                   1,661       1,774
------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                      (1,822)     (1,680)
Investments in affiliates                                     (16)        (35)
Dispositions                                                    -          48
Acquisitions                                                    -        (180)
------------------------------------------------------------------------------
Net Cash Used in Investing Activities                      (1,838)     (1,847)
------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                          213      (1,045)
Issuance of other short-term borrowings                       610           -
Issuance of long-term debt                                      -         700
Repayment of long-term debt                                    (5)        (18)
Issuance of trust originated preferred securities               -       1,000
Issuance of treasury shares                                     -          37
Equity received from parent                                   130           -
Dividends paid                                               (785)       (601)
Other                                                           -           5
------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                     163          78
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (14)          5
------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                    72          76
------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                $       58  $       81
------------------------------------------------------------------------------

Cash paid during the nine months ended September 30 for:
   Interest                                            $      354  $      291
   Income taxes, net of refunds                        $     (456) $      366

See Notes to Consolidated Financial Statements.



PACIFIC TELESIS GROUP
----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                                  Deferred
                                                                                Compensation
                                                    Capital in   Retained        Leveraged
                                           Common   Excess of    Earnings         Employee           Treasury
                                           Shares   Par Value    (Deficit)          Stock             Shares
                                                                                  Ownership
                                                                                    Trust
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1996               $     43    $  3,501     $   (479)      $     (161)   $    (131)
Net income (loss)                               -           -         (223)               -            -
Dividends to parent                             -        (511)           -                -            -
Dividends to shareowners                        -        (140)           -                -            -
Reduction of debt associated with
  Employee Stock Ownership Plans                -           -            -               43            -
Recapitalization of Common and
  Treasury Shares                             (43)         (88)          -                -          131
 Net equity received from parent                -          130           -                -
----------------------------------------------------------------------------------------------------------
Balance, September 30, 1997              $      -    $  2,892     $   (702)      $     (118)   $       -
----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                * * * *
SELECTED  FINANCIAL AND  OPERATING  DATA At September 30, or for the nine months then ended:
                                                                                    1997           1996
                                                                                 ------------------------
  Return on weighted average shareowners' equity * ...........................       -25.96%      44.98%
  Debt ratio .................................................................        69.07%      61.44%
  Network access lines in service (000).......................................       16,909       16,320
  Access minutes of use (000,000).............................................       52,745       48,274
  Cellular customers (000)....................................................          266            -
  Number of employees.........................................................       52,880       48,430

*Calculated using Income Before Cumulative Effect of Accounting Changes.


PACIFIC TELESIS GROUP

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

2. CONSOLIDATION The consolidated financial statements include the accounts of PAC and its majority-owned subsidiaries. PAC's subsidiaries include, but are not limited to, Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell, which are collectively referred to as the Telephone Companies. PAC is a wholly-owned subsidiary of SBC Communications Inc. (SBC). During the third quarter of 1997, PAC's commercial paper was replaced by intercompany loans from SBC. Intercompany loans as of September 30, 1997 totaled $743. All significant intercompany transactions between PAC subsidiaries are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method.

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

   Conforming Accounting Changes
   PAC's results include merger transaction costs and the effects of changes to conform accounting methodologies between PAC and SBC for, among other items, pensions, postretirement benefits and merger transaction costs. The accounting changes resulted in a net benefit recorded by PAC in the second quarter of 1997, retroactive to January 1, 1997 as a cumulative effect of accounting changes of $322, net of deferred taxes of $221, and increased income before cumulative effect of accounting changes for the first nine months of 1997 by $33. Had these changes been adopted January 1, 1996, they would have increased income before cumulative effect of accounting changes by $51, net of taxes of $35 for the nine months ended September 30, 1996. The changes in accounting for pension and postretirement benefits were to adopt SBC's methodology of amortizing gains and losses on assets held within those benefit plans. The change in accounting for merger transaction costs was to conform to SBC's policy of recognizing these costs as incurred rather than deferring until the pooling of interests is effective. Also, PAC recorded in the second quarter of 1997 the present value of amounts to be returned to California and Nevada ratepayers as a condition of the merger of $281 ($176 net of tax).

PACIFIC TELESIS GROUP

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

   Reorganization SBC will centralize several key functions that will support the operations of PacBell and two other SBC subsidiaries, Nevada Bell and Southwestern Bell Telephone Company (SWBell), including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. PacBell, Nevada Bell and SWBell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

   PAC recognized a charge of approximately $238 ($149 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of post-employment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred.

   Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, PAC reviewed the carrying values of related long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, PAC wrote off some assets and recognized impairments to the value of other assets with a combined charge of $842 ($591 after tax) recorded in the second quarter of 1997. These impairments and writeoffs related to the wireless digital TV operations in southern California, certain analog switching equipment in California, certain rural and other telecommunications equipment in Nevada, selected wireless equipment, duplicate or obsolete equipment, cable within commercial buildings in California, certain nonoperating plant and other assets.

   Video curtailment/purchase commitments SBC also announced it is scaling back its limited direct investment in video services. As part of this curtailment, PAC has halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, PAC will pay the liabilities of the ACN trust that owns and finances ACN construction, incur costs to shut down all construction previously conducted under the trust and receive certain consideration from the vendor. In the second quarter, PAC recognized its net expense of $553 ($346 after tax) associated with these activities. During the third quarter of 1997, PAC recorded the corresponding short-term debt of $610 previously incurred by the ACN trust on its balance sheet.

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

5.  COMMITMENTS AND CONTINGENCIES

   Purchase Commitments As of September 30, 1997, PacBell had purchase commitments of about $220 remaining in connection with its previously announced program for deploying an all digital switching platform with ISDN and SS-7 capabilities.

   Property Tax Investigation In 1992, a settlement agreement was reached among the State Board of Equalization, all California counties, the State Attorney General, and 28 utilities, including PacBell, on a specific methodology for valuing utility property for property tax purposes for a period of eight years. The California Public Utilities Commission (CPUC) opened an investigation to determine if any resulting property tax savings should be returned to customers. Intervenors have asserted that as much as $20 of annual property tax savings should be treated as an exogenous cost reduction in PacBell's annual price cap filings. These intervenors have also asserted that past property tax savings totaling as much as approximately $85 as of September 30, 1997, plus interest, should be returned to customers. Management believes that, under the CPUC's regulatory framework, any property tax savings should be treated only as a component of the calculation of shareable earnings and not as an exogenous cost. In an Interim Opinion issued in June 1995, the CPUC decided to defer a final decision on this matter pending resolution in a separate proceeding of the criteria for exogenous cost treatment under its regulatory framework. To date the CPUC has taken no further action on this issue.

PACIFIC TELESIS GROUP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Pacific Telesis Group (PAC) for the first nine months of 1997 and 1996 are summarized as follows:

------------------------------------------------------------------------
                                               Nine-Month Period
------------------------------------------------------------------------
                                                                Percent
                                          1997       1996       Change
------------------------------------------------------------------------
Operating revenues                    $   7,463   $  7,139          4.5%
Operating expenses                    $   7,789   $  5,377         44.9
Income (loss) before cumulative
effect of accounting changes          $    (545)  $    866          -
Cumulative effect of accounting
change                                $     322   $     85          -
Net income (loss)                     $    (223)  $    951          -
========================================================================

Net loss for the nine months ended September 30, 1997 includes a cumulative net benefit of $322 resulting from accounting changes related to conforming accounting between PAC and SBC Communications Inc. (SBC) for, among other items, pensions and postretirement benefits. The first nine months of 1996 included a cumulative effect of a change in accounting for directory publishing revenues and expenses.

PAC's nine-month loss before cumulative effect of accounting changes of $545 includes after-tax charges of approximately $1.4 billion reflecting strategic initiatives resulting from SBC's comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997, costs incurred for customer number portability since the merger and charges for ongoing merger integration costs, primarily related to movement of employees. Excluding these items, PAC reported income before cumulative effect of accounting changes of $865 approximately equal to the first nine months of 1996 income before cumulative effect of accounting changes of $866. PAC currently anticipates incurring additional after-tax charges for ongoing merger integration costs, primarily related to movement of employees, and customer number portability of $120 to $170 during the remainder of 1997.

Excluding these charges, the primary factors affecting income before cumulative effect of accounting changes during the first nine months of 1997 were growth in demand for services and products at Pacific Bell (PacBell, which also includes its subsidiaries) and a first quarter 1997 $90 after-tax settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. These increases were offset by rate reductions from price cap filings and increased expenses at PacBell including expenses for the introduction of Personal Communications Services (PCS) operations in California and Nevada.

PACIFIC TELESIS GROUP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

RESULTS OF OPERATIONS-Continued

Revenues PAC's operating revenues for the first nine months of 1997 reflect reductions of $121 related primarily to the impact of several regulatory rulings during the second quarter of 1997. Excluding these items, PAC's operating revenues increased $445, or 6.2%. Components of operating revenues for the first nine months of 1997 and 1996 are as follows:

------------------------------------------------------------------------
                                               Nine-Month Period
------------------------------------------------------------------------
                                                                Percent
                                          1997         1996      Change
------------------------------------------------------------------------
Local service                         $   3,316    $   3,021        9.8%
Network access
  Interstate                              1,299        1,381       -5.9
  Intrastate                                600          543       10.5
Long-distance service                       912          969       -5.9
Directory advertising                       867          795        9.1
Other                                       469          430        9.1
--------------------------------------------------------------
       Total                          $   7,463    $   7,139        4.5%
========================================================================

      Local service revenues increased for the first nine months of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 3.6% since September 30, 1996, with approximately 46% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 14%. Local service revenues also reflect the implementation of the California High Cost Fund (CHCFB) that went into effect February 1, 1997. The California Public Utilities Commission (CPUC) has stated that the CHCFB is intended to directly subsidize the provision of service to high cost areas and allow PacBell to set competitive rates for other services. The rebalancing provisions of the CHCFB resulted in a shift of equivalent revenues from intraLATA long-distance and intrastate network access revenues to local service revenues in the first nine months of 1997. This shift is subject to final CPUC approval, expected in the second quarter of 1998. For further information on the operations of the CHCFB, see the discussion under the heading "State Regulation" on page 10 of PAC's Annual Report Form 10-K dated December 31, 1996 and the discussion under the heading "Regulatory Environment-California" on page 10 of SBC's Current Report on Form 8-K dated May 8, 1997. Additionally, Federal payphone deregulation increased local service and decreased other operating revenues and, to a lesser extent, long-distance service and interstate network access; the overall impact was a slight increase in total operating revenues. Rate reductions due to CPUC price cap orders partially offset increases in local service revenues. Wireless revenues also contributed to the increase in local service revenues due to product introduction of PCS in the first nine months of 1997.

      Network Access Interstate network access revenues decreased $134 in the first nine months of 1997 due to one-time charges. These one-time charges include billing claim settlements related to the Percentage Interstate Usage (PIU) factor in California and several Federal regulatory issues including end-user charges, 800 data base charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment mandated in the July 1, 1997 Federal price cap filing. While the change in PIU factor in California, which is used to allocate network access revenues between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access revenues, it resulted in a slight decline in total network access revenues. Without these impacts, interstate access revenues increased in the first nine months of 1997 due to demand for access services by interexchange carriers and growth in revenues from end-user charges attributable to an increasing access line base. Partially offsetting these increases were the effects of PacBell's rate reduction related to the productivity factor adjustment and revenue sharing adjustments made in 1996.

      Intrastate network access revenues increased in the first nine months of 1997 due primarily to the PIU settlements described above. Excluding this impact, intrastate network access revenues increased slightly in the first nine months of 1997 as increases in demand, including usage by alternative intraLATA toll carriers were partially offset by the effects of the CHCFB discussed above in Local Service.

      Long-Distance Service revenues decreased for the first nine months of 1997 primarily due to the effects of the CHCFB discussed above and rate reductions due to CPUC price cap orders partially offset by increases in demand resulting from California's growing economy.

      Directory advertising revenues increased for the first nine months of 1997 due mainly to the publication of books not published in 1996 and, to a lesser extent, increased demand.

      Other operating revenues increased for the first nine months of 1997 due primarily to increased equipment sales at Pacific Bell Mobile Services and increased demand for PacBell's nonregulated products and services. Revenues from new business initiatives, primarily voice messaging services and Internet services, also contributed to the increase. Results also reflect the impact of payphone deregulation as described in Local Service.

Expenses PAC's operating expenses for the first nine months of 1997 reflect approximately $2 billion of charges related to strategic initiatives from a comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997 (see Note 3 to the financial statements), costs incurred for customer number portability since the merger and charges for ongoing merger integration costs. Excluding these charges, operating expenses increased $434 or 8.1% over the first nine months of 1996. Components of operating expenses for the first nine months of 1997 and 1996 are as follows:

------------------------------------------------------------------------
                                               Nine-Month Period
                                          ------------------------------

                                                               Percent
                                             1997       1996   Change
-----------------------------------------------------------------------
Cost of services and products             $  3,080  $  2,637      16.8%
Selling, general and administrative          2,747     1,341     104.8
Depreciation and amortization                1,962     1,399      40.2
----------------------------------------- ---------------------
  Total                                   $  7,789  $  5,377      44.9%
=======================================================================

      Cost of services and products for the first nine months of 1997 reflects charges of $56 relating to SBC's strategic initiatives, operational reviews, costs incurred for customer number portability since the merger and ongoing merger integration costs. Excluding these charges, cost of services and products increased $387, or 14.7%, in the first nine months of 1997. These cost increases were significantly impacted by the introduction of PCS operations during 1997. Additional increases were due primarily to increases in employee compensation including increases related to force additions and increases in contract labor. These costs were partially offset by the conforming of accounting methodologies and assumptions for pensions and postretirement benefits. During the third quarter of 1997, pension settlement gains previously reported as cost of services and products were reclassified to selling, general and administrative expense; prior quarters of 1997 were restated to reflect this reclassification.

      Selling, general and administrative expense for the first nine months of 1997 reflects $1,406 of charges relating to SBC's strategic initiatives, operational reviews and ongoing merger integration costs. As discussed in
      Note 3 to the financial statements, the most significant of these charges included shutdown of the Advanced Communications Network, regulatory costs related to the approval of the merger with SBC by California and Nevada regulators, reorganization initiatives and write-offs related to wireless digital TV. Excluding these one-time charges, selling, general and administrative expense remained unchanged in the first nine months of 1997. This was due to significant increases associated with the introduction of PCS operations, increases in employee compensation and contract labor which were offset by a first quarter 1997 $152 settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements and reduced expenses resulting from conforming of accounting methodologies and assumptions for pensions and postretirement benefits.

      Depreciation and amortization for the first nine months of 1997 reflects charges totaling $516 to record impairment of plant and intangibles. As discussed in Note 3 to the financial statements, the most significant of these impairments related to the wireless digital TV operations in southern California, certain analog switching equipment in California, certain rural and other telecommunications equipment in Nevada and cable within commercial buildings in California. Excluding these charges, depreciation and amortization increased $47, or 3.4% in the first nine months of 1997. These increases were primarily due to overall higher plant levels partially offset by reduced deprecation beginning with the second quarter on analog switching equipment in California.

Interest Expense increased $70 or 26.4% for the first nine months of 1997 due to interest of $27 associated with second quarter one-time charges and increased debt levels compared to the first nine months of 1996. These increases were somewhat offset by capitalized interest related to PCS construction.

Other Income (Expense) - net was a net expense of $73 for the first nine months of 1997. The increased expenses include $30 in expenses related to SBC's strategic initiatives, primarily writeoffs of nonoperating plant. Other increases relate primarily to distributions paid on an additional $500 of Trust Originated Preferred Securities sold by PAC in June 1996 and recognition of investment returns on funds held in trust for deferred compensation.

Income taxes for the first nine months of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several regulatory rulings during the second quarter of 1997. The effective tax rate on these items was lower as a result of non-deductible items included in the charges and valuation adjustments to certain deferred tax assets.

Income taxes paid, net of refunds reflect the impact of reduced tax payments due to merger-related and integration costs incurred and the application of the SBC tax sharing agreement.

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

PACIFIC TELESIS GROUP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

State Interconnection Agreements/ Reselling Developments PAC continues to enter into interconnection agreements with companies desiring to provide local service in its operating territory. Approximately 50 interconnection agreements have been reached, and most have been approved by the relevant state commission. AT&T Corp. and other competitors are reselling PAC local exchange services, and as of September 30, 1997 there were more than 180,000 access lines supporting services resold by competitors.

Federal Interconnection In September 1997, 28 state commissions, the National Association of Regulatory Utilities Commissioners and the D.C. Public Service Commission, along with many companies who have Local Exchange Carriers (LECs) including SBC filed petitions to enforce the July 18, 1997 ruling of the U.S. Court of Appeals for the Eighth Circuit in St. Louis (8th Circuit) that the right to set local exchange prices, including the pricing methodology used, is reserved exclusively to the states. The petitions respond to Federal Communications Commission's (FCC) rejection of the Ameritech Corporation's interLATA long-distance application in Michigan in which the FCC stated it is applying its own pricing standards to interLATA applications. The petitioners assert the FCC is violating state authority. On October 14, 1997, the 8th Circuit granted the LECs' petition for rehearing and ruled that they do not have to deliver network elements to competitors in anything other than completely unbundled form.

Payphone Deregulation/Market Price Adjustments Final price deregulation of the payphone industry took effect October 7, 1997. PAC raised payphone prices throughout its operating territories, beginning in October 1997. The new prices are the result of federal telecommunications deregulation, which prohibits subsidy of payphone service directly or indirectly from its telephone service operations and allows payphone providers to determine their own pricing.

Portions of the Telecommunications Act of 1996 Challenged In July 1997, SBC brought suit against the FCC in the U.S. District Court for the Northern District of Texas, seeking a declaration that a portion of the Telecom Act is unconstitutional on the grounds that it improperly discriminates against SBC by imposing restrictions that prohibit SBC from offering interLATA long-distance and other services that other LECs are free to provide. The suit challenges only that portion of the Telecom Act that excludes SBC from competing in certain lines of business. SBC is currently awaiting a decision by the court on its motion for summary judgement.

California Universal Service Rebalancing Hearings related to the PacBell March 1997 filing to permanently reduce certain toll and access rates and eliminate universal service surcredits to ratepayers for rebalancing of the CHCFB were held in October 1997 with a decision expected in the second quarter of 1998.

PACIFIC TELESIS GROUP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions

OTHER BUSINESS MATTERS

Restructuring Reserve PAC established a restructuring reserve at the end of 1993 to provide for the incremental cost of force reductions associated with restructuring business processes through 1997. A total of $62 in cash outlays was charged to the reserve in the first nine months of 1997. As of September 30, 1997, $32 remained in the restructuring reserve.

Local Number Portability/Interconnection Over the next few years, PAC is expecting to incur significant capital and software expenditures for customer number portability and interconnection. PAC expects capital costs and expenses associated with customer number portability, which allows customers to switch to local competitors and keep the same phone number to total up to $600 on a pre-tax basis over the next four years. Full recovery of customer number portability costs is required under the Telecom Act; however, the FCC has not yet determined when or how those significant costs will be recovered. PacBell has filed a tariff with the FCC for recovery of these costs. No action has been taken by the FCC on this tariff, pending the issuance of its order on customer number portability recovery. PacBell is unable to predict the likelihood of the FCC permitting the tariff to become effective. Capital costs and expenses associated with interconnection will vary based on the number of competitors seeking interconnection and customers served and markets entered by those competitors. Accordingly, PAC is currently unable to reasonably estimate these costs.

Video Purchase Option During the third quarter of 1997, SBC reached agreement to sell its cable television properties in Montgomery County, Maryland and Arlington, Virginia, as well as PAC's Chicago purchase option.

CPUC Ruling A complaint filed with the CPUC challenged PacBell's practice of charging to reconnect wires between the utility terminal board and the customer utility board in apartment buildings, claiming that the wiring between these two points were part of PacBell's facilities. On November 5, 1997, the CPUC ordered PacBell to retroactively refund these charges dating from 1993. PacBell believes it has several meritorious defenses and plans to file for rehearing and reconsideration with the CPUC, and if appropriate, file for judicial review. Management is evaluating the order and while it is currently unable to estimate the specific amount of any refund that may be required, it does not believe the amount would be material.

PACIFIC TELESIS GROUP

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12    Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27    Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the third quarter ended September 30, 1997.

 .

                                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Pacific Telesis Group




November 12, 1997                         /s/ Donald E. Kiernan
                                          Donald E. Kiernan
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer